Form 10-Q
period 1995-03-31
PEGASUS AIRCRAFT PARTNERS L P
filed 1995-05-15
CIK 835900

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

        /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 1995
                               ------------------------------------------------

                                       OR

        / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              -----------------    ----------------------------

Commission file number                   0-17712
                       --------------------------------------------------------

                        Pegasus Aircraft Partners, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      Delaware                                 84-1099968
              -----------------------                      -------------------
              (State of organization)                       (I.R.S. Employer
                                                           Identification No.)


         Four Embarcadero Center, Suite 3540
              San Francisco, California                           94111
              -------------------------                    -------------------
               (Address of principal                            (Zip Code)
                 executive offices)


       Registrant's telephone number, including area code (415) 434-3900


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No    .
                                               ---      ---

                        Pegasus Aircraft Partners, L.P.
                     Quarterly Report on Form 10-Q for the
                          Quarter Ended March 31, 1995



                               Table of Contents



                                                                                                Page
                                                                                                ----
  Part I         FINANCIAL INFORMATION

                 Item 1.   Financial Statements (unaudited)                                      3

                           Balance Sheets - March 31, 1995
                           and December 31, 1994                                                 3

                           Statements of Income for the three months
                           ended March 31, 1995 and 1994                                         4

                           Statements of Partners' Equity for the three
                           months ended March 31, 1995 and 1994                                  5

                           Statements of Cash Flows for the three
                           months ended March 31, 1995 and 1994                                  6

                           Notes to Financial Statements                                         7

                 Item 2.   Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                                                         12


  Part II        OTHER INFORMATION

                 Item 1.   Legal Proceedings                                                     17
                 Item 6.   Exhibits and Reports on Form 8-K                                      18

                         Part I.  FINANCIAL INFORMATION


Item 1.    Financial Statements

                        PEGASUS AIRCRAFT PARTNERS, L.P.

             BALANCE SHEETS -- MARCH 31, 1995 AND DECEMBER 31, 1994
                                  (unaudited)

                                     ASSETS

                                                                          1995                1994
                                                                          ----                ----
                                                                     (in thousands except unit data)
  Cash and cash equivalents                                             $   884             $ 1,763
  Restricted cash                                                         1,057                 907
  Rent and other receivables                                              2,352               1,953
  Aircraft, net (Notes 2 and 5)                                          36,703              37,961
  Other assets                                                               23                  35
                                                                        -------             -------

      Total Assets                                                      $41,019             $42,619
                                                                        =======             =======


                        LIABILITIES AND PARTNERS' EQUITY

  LIABILITIES:
    Notes payable                                                        $1,909              $2,000
    Accounts payable and accrued expenses                                   115                  92
    Payable to affiliates (Note 3)                                          247                 280
    Deferred rental income                                                  137                 137
    Distributions payable to partners                                     1,010               1,818
    Maintenance reserve payable                                             637                 522
                                                                        -------             -------
      Total Liabilities                                                   4,055               4,849
                                                                        -------             -------

  COMMITMENTS AND CONTINGENCIES (Notes 4, 5 and 6)

  PARTNERS' EQUITY:
    General Partners                                                       (428)               (420)
    Limited Partners (4,000,005 units outstanding)                       37,392              38,190
                                                                        -------             -------

      Total Partners' Equity                                             36,964              37,770
                                                                        -------             -------

         Total Liabilities and Partners' Equity                         $41,019             $42,619
                                                                        =======             =======

                  The accompanying notes are an integral part
                         of these financial statements.

                        PEGASUS AIRCRAFT PARTNERS, L.P.

                              STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (unaudited)


                                                                   1995               1994
                                                                   ----               ----
                                                               (in thousands, except unit data
                                                                    and per unit amounts)
REVENUE:
  Rentals from operating leases                                 $      1,688       $    2,044
  Interest                                                                65               59
                                                                 -----------        ---------
                                                                       1,753            2,103
                                                                 -----------        ---------


EXPENSES:
  Depreciation and amortization                                        1,289            1,258
  Management and re-lease fees (Note 3)                                  126              144
  General and administrative (Note 3)                                     55               42
  Interest Expense                                                        53                -
  Direct lease                                                            26               26
                                                                   ---------        ---------
                                                                       1,549            1,470
                                                                   ---------        ---------


NET INCOME                                                        $      204       $      633
                                                                   =========        =========

NET INCOME ALLOCATED:
  To the General Partners                                         $        2       $        6
  To the Limited Partners                                                202              627
                                                                   ---------        ---------
                                                                  $      204       $      633
                                                                   =========        =========
NET INCOME PER LIMITED
  PARTNERSHIP UNIT                                                $      .05       $      .16
                                                                   =========        =========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                                4,000,005        4,000,005
                                                                   =========        =========



                  The accompanying notes are an integral part
                         of these financial statements.

                        PEGASUS AIRCRAFT PARTNERS, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (unaudited)



                                                         General            Limited
                                                         Partners          Partners            Total
                                                         --------          --------            -----
                                                                        (in thousands)

Balance, January 1, 1995                                 $(420)             $38,190           $37,770

   Net income                                                2                  202               204

   Distributions declared to partners                      (10)              (1,000)           (1,010)
                                                         -----               ------            ------

Balance, March 31, 1995                                  $(428)             $37,392           $36,964
                                                          ====               ======            ======


Balance, January 1, 1994                                 $(352)             $44,968           $44,616

   Net income                                                6                  627               633

   Distributions declared to partners                      (18)              (1,800)           (1,818)
                                                         -----               ------            ------

Balance, March 31, 1994                                  $(364)             $43,795           $43,431
                                                          ====               ======            ======






                  The accompanying notes are an integral part
                         of these financial statements.

                        PEGASUS AIRCRAFT PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (unaudited)




                                                                              1995           1994
                                                                              ----           ----
                                                                                (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $    204         $   633
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                           1,289           1,258
      Incurrence of maintenance costs
         previously provided for                                                  -            (165)
      Change in assets and liabilities:
         Rent and other receivables                                            (472)            109
         Other assets                                                            12              11
         Accounts payable and accrued expenses                                   23             (10)
         Payable to affiliates                                                  (33)             62
         Deferred rental income                                                   -             (23)
                                                                            -------          ------
           Net cash provided by operating activities                          1,023           1,875
                                                                            -------          ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capitalized aircraft improvements                                             (31)           (758)
  Repayment of advances by lessees                                               73              81
                                                                            -------          ------
    Net cash provided by (used in) investing activities                         42            (677)
                                                                            -------          ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions paid to partners                                        (1,818)         (1,818)
  Transfers to restricted cash                                                  (35)            (35)
  Repayment of notes payable                                                    (91)              -
                                                                            --------         -------
    Net cash used in financing activities                                   (1,944)         (1,853)
                                                                            --------         ------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                             (879)           (655)

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                                      1,763           1,743
                                                                            -------          ------

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                                         $    884         $ 1,088
                                                                            =======          ======

SUPPLEMENTAL SCHEDULE OF
     CASH FLOW INFORMATION:
     Interest paid                                                         $     51               -

                  The accompanying notes are an integral part
                         of these financial statements.

                        PEGASUS AIRCRAFT PARTNERS, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1995
                                  (unaudited)

1.       GENERAL

         The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the General Partners, necessary to fairly present the financial position of the Partnership as of March 31, 1995 and the results of its operations, changes in partners' equity, and cash flows for the three months then ended.

         These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Partnership's annual audited financial statements for the year ended December 31, 1994. Certain reclassifications of the 1994 comparative information have been made in order to conform such information to the 1995 presentation.

2.       AIRCRAFT UNDER OPERATING LEASES

         The Partnership's net investment in aircraft as of March 31, 1995 and December 31, 1994 consisted of the following (in thousands):

                                                                        1995                  1994
                                                                        ----                  ----
         Aircraft on operating leases                                 $74,446               $74,415
         Less:   Accumulated depreciation                             (32,796)              (31,507)
                 Reserve for decline in market
                   value of aircraft and provision for
                   maintenance costs                                   (4,947)               (4,947)
                                                                       ------                ------
                                                                      $36,703               $37,961
                                                                       ======                ======


3.       TRANSACTIONS WITH AFFILIATES

         Management Fees The General Partners are entitled to receive a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees paid. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. The General Partners earned $25,000 of base management fees during the three months ended March 31, 1995.

         The General Partners also are entitled to receive a quarterly subordinated incentive management fee in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees). Of this amount, 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. The General Partners earned $70,000 of incentive management fees during the three months ended March 31, 1995.

         Re-lease Fee   The General Partners are entitled to receive a quarterly
subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is made. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. The General Partners earned $31,000 of re-lease fees during the three months ended March 31, 1995. All of the above fees are subordinated to the limited partners receiving an 8% annual non-cumulative return based upon original contributed capital.

         Accountable General and Administrative Expenses   The General Partners
are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. Such reimbursable expenses amounted to $13,000 during the three months ended March 31, 1995, all of which was paid or payable to the Administrative General Partner.


4.       NOTES PAYABLE

         During April 1994, the Partnership established a loan facility with an unaffiliated third-party lender ("Lender") which is collateralized by the Partnership's one-half interest in the McDonnell Douglas MD-81 aircraft leased to USAir, Inc. ("USAir") and the Partnership's Boeing 747-100 aircraft leased to Continental Airlines, Inc. Under the terms of the loan agreement, the Partnership was entitled to borrow up to $4,000,000, the commitment for which was scheduled to expire on May 1, 1995. This commitment has been extended to May 31, 1995. Through March 31, 1995, the Partnership had borrowed an aggregate of $2,150,000 pursuant to the loan agreement of which $1,909,000 and $2,000,000 were outstanding at March 31, 1995 and December 31, 1994, respectively. The loan agreement requires a commitment fee on the unborrowed funds of .5% per annum payable quarterly. There are no compensating balance requirements. The Partnership had an option for a fixed (market interest rate on the U.S. Treasury bond with a similar maturity plus 2.75%) or floating (the Lender's prime rate plus 1.5%) rate of interest.

         The Partnership is currently negotiating a further extension of the commitment with the Lender. Under the proposal being negotiated, the aggregate commitment will remain at $4,000,000, the Partnership's ability to borrow under the facility will be extended until May 1, 1997 and the floating interest rate charged under the facility will be reduced to prime plus .5%. The Lender will release the Boeing 747-100 aircraft as collateral under the loan and will receive, as substitute collateral, a perfected security interest in the Partnership's MD-82 aircraft leased to TWA. Additionally, under the proposal, the Lender would release its security interest in substantially all of the cash in a collateral account securing the Partnership's performance under the letter of credit agreement relating to the tax benefit transfer lease with USAir and future deposits to the cash collateral account would not be required. The cash collateral account had a balance of $420,000 at March 31, 1995. There can be no assurance that the negotiations will be successful and the extension of the commitment consummated.

5.       AIRCRAFT LEASES

         a.      Continental

         The Partnership owns a Boeing 727-200 aircraft, originally purchased at a purchase price of $8,025,000 and a Boeing 747-100 aircraft, originally purchased for a purchase price of $17,847,000, each of which is subject to an operating lease with Continental Airlines, Inc. ("Continental").

         In December 1990, Continental discontinued making rental payments under the leases and filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The lease for the 727-200 aircraft were amended by a July 1991 agreement pursuant to which amongst other things the monthly rental was reduced from $118,000 to $81,000 effective October 1, 1990; the rent with respect to the 747-100 aircraft was unchanged. Additionally under the agreements the Partnership agreed to advance and has advanced an aggregate $750,000 for certain qualifying expenditures incurred with respect to the two aircraft. Additionally the Partnership agreed to advance an additional $1,400,000 for aging aircraft modifications with respect to the 747-100 aircraft if Continental agreed to extend the related lease. (See further discussion below.) The advances were to be repaid with interest at 12% per annum generally over 36 months. The balance of the advances outstanding at March 31, 1995 aggregated $316,000. All advance repayments through May 1995 have been paid as scheduled.

         In December 1992, the lease agreements were further amended to provide for the deferral of rent otherwise due for November 1, 1992 through February 15, 1993. The deferred rentals are payable in 36 equal monthly installments which began May 1, 1993. At March 31, 1995, the balance of the deferred rents receivable from Continental was $477,000. All payments of deferred rents through May 1995 have been paid as scheduled.

         In January 1995, Continental announced that it was grounding its Airbus Industrie manufactured aircraft and taking certain Boeing 747 and Boeing 727 aircraft out of service. Continental did not make the February and March 1995 rental payments with respect to the Partnership's 747-100 aircraft and notified the Partnership of its intention to return the aircraft to the Partnership. Additionally, Continental has not made any payments since March 31, 1995 with respect to the 747-100 aircraft. The Partnership is currently negotiating the return of the aircraft and the settlement of the lease terms. The Partnership sent Continental a default notice with respect to the unpaid rent and has preserved all of its rights against Continental. It is impossible to predict whether negotiations will be successful. The Partnership did not accrue the amount due with respect to February and March 1995 rentals on the balance sheet as of March 31, 1995 and statement of income for the quarter then ended. To the extent that the 747-100 aircraft is returned to the Partnership, it is anticipated that the Partnership will attempt to re-lease or sell the aircraft. The lease of the 747-100 aircraft accounted for approximately 38% of the Partnership's rental revenue for the year ended December 31, 1994. The General Partners believe that based upon current market lease values (which are less than what Continental is required to pay under the lease), projected residual values, and the anticipated payment to be received from Continental, the Partnership's investment in the 747-100 has not been impaired.

         b.      Trans World Airlines, Inc.

         During 1989 the Partnership acquired a McDonnell Douglas MD-82 aircraft for a total purchase price of $21,017,000, subject to a lease with Trans World Airlines, Inc. ("TWA"). During its term, the lease was amended and extended to October 1, 1998.

         In connection with the lease amendment, the Partnership reimbursed TWA for $225,000 of capital improvements which were made to the aircraft. The Partnership also advanced $750,000 to TWA to finance certain major maintenance procedures which TWA agreed to repay to the Partnership over the remaining lease term, in equal monthly installments, with interest at a fixed rate of 9.68%. At March 31, 1995, the balance of the related receivable was $526,000. All scheduled payments through May 1, 1995 have been made by TWA.

         In mid-October 1994 because of continued operating and financial problems, TWA announced that it would seek a global restructuring of its capital by offering common stock for its debt securities, lease deferrals negotiated with aircraft lessors such as the Partnership and preferred stock obligations ("Exchange Offer"). TWA and the Partnership agreed to a temporary reduction of the current rent due to 50% of the original schedule for November 1994 and 25% of the original schedule from December 1994 to April 1995. Full payments are scheduled to resume in May 1995. TWA has made all of its payments due pursuant to this schedule. The TWA lease accounted for approximately 26% of the Partnership's rental revenue for the year ended December 31, 1994. At March 31, 1995 and December 31, 1994, the Partnership had deferred rent receivables of $647,500 and $231,250, respectively, relating to the TWA aircraft which were included in rents and other receivables on the balance sheets. All rents deferred during the November 1994 to April 1995 period are scheduled to be repaid with interest at 12% from the date of the deferral over an 18 month period which commenced May 1, 1995. Additionally, TWA and the Partnership reached an agreement to extend the lease of the MD-82 aircraft six years beyond the current expiration date to October 1, 2004 at the current lease rate. There can be no assurance that TWA will be successful in completing its negotiations with all of its creditors. In the event of bankruptcy of TWA, TWA would have 60 days where no payments would be required (under Section 1110 of the bankruptcy code) at which time, TWA would either cure all lease defaults or reject the lease and return the aircraft.

         c.      Kiwi International AirLines, Inc.

         During 1994, the Partnership leased two 727-200 non-advanced aircraft to Kiwi International AirLines, Inc. ("Kiwi") each for a term of approximately five years. Each of the leases provides for monthly rents of $55,000 per month. The Partnership also purchased an aircraft engine for a purchase price of $195,000 which will be used by Kiwi as a spare. The aircraft had originally been acquired for purchase prices aggregating $12,616,000. The aircraft had been leased to Northwest Aircraft, Inc. ("Northwest") subject to operating leases, one of which expired in August 1993 and the second of which expired in April 1994 (each after short extensions).

         In connection with the Kiwi leases, the Partnership completed certain maintenance procedures, aircraft-aging related modifications, the purchase of a spare engine for Kiwi's fleet and other lessee-required modifications prior to delivery of the aircraft to Kiwi at an aggregate cost of $3,303,000 of which $580,000 represented maintenance-related work funded by the maintenance-related payments received from Northwest upon the expirations of the leases with Northwest.

         During the terms of the leases, Kiwi can request that the aircraft be hushkitted to obtain Stage III noise abatement for which the lease term will be reset to five years with lease payments increasing to amortize the cost of hushkitting at the rate of 2% per month. Alternatively, the Partnership can deem the hushkitting economically infeasible at which point Kiwi can terminate the lease and return the aircraft.

         Kiwi, as a start-up airline, has had liquidity concerns which were worsened by recent operating problems. Kiwi has made significant management changes and is moving to rationalize costs and raise capital. Kiwi did not make the rental payments and maintenance reserve deposits due in February and March 1995. Kiwi and the Partnership agreed in principle to a modification of the lease terms that enabled Kiwi to defer February's and half of March's rent. The deferred rent would be scheduled to be repaid over a nine-month period with 12% interest beginning in July 1995. Kiwi did not make maintenance deposits in February, March and April but will be obligated to fund related work when due. Kiwi also agreed to extend the leases to December 1999. In late March 1995 Kiwi made the 50% of the March rental payment as described above and made the rental payments due in April and May 1995. However, if there are further defaults, the Partnership may have to recover the aircraft and attempt to re-lease or sell them. The General Partners believe an agreement satisfactory to both parties will be consummated such that Kiwi will be granted relief and in return continue to pay rent as evidenced by payments received since March 1995. At March 31, 1995, the Partnership held maintenance deposits aggregating $637,000 with respect to the Kiwi aircraft.

6.       LITIGATION

         There are certain purported class action lawsuits in which the Managing General Partner, the Administrative General Partner, affiliates of the Administrative General Partner and the Partnership, amongst others, are defendants. Allegations include lack of adequate disclosure in sales materials, false and misleading representations and sales to unsuitable investors. One of the lawsuits alleges the Administrative General Partner and its affiliates violated the Racketeer Influenced and Corrupt Organizations Act and the federal securities laws. The Plaintiffs seek unspecified damages. The General Partners believe these actions will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

         In the fourth quarter of 1994, Trans World Airlines, Inc. ("TWA") announced a global restructuring of its debts, which included deferring certain rents due to the Partnership. Continental Airlines, Inc. ("Continental") announced its decision in late January 1995 to remove certain aircraft from its fleet, including the 747-100 aircraft leased to it by the Partnership, and did not make the scheduled rental payments from February 1995 to May 1995 for the 747-100 aircraft. Kiwi International AirLines, Inc., ("Kiwi") had liquidity problems and entered into an agreement with the Partnership to defer certain rents and maintenance reserve payments.

         As a result of these events, which are discussed in detail below, the Partnership's cashflow from operations was reduced below levels experienced in 1994. The Partnership declared distributions to the Limited Partners equal to $.25 per Unit for the quarter ended March 31, 1995 ("1995 Quarter") as compared to $ .45 per Unit for the quarter ended March 31, 1994 ("1994 Quarter") which was the distribution rate throughout 1994.

         The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, highly liquid investments. At March 31, 1995, the Partnership's unrestricted cash and cash equivalents of $884,000 was primarily invested in commercial paper. This cash amount was $879,000 less than the Partnership's cash at December 31, 1994 of $1,763,000. This decrease in unrestricted cash resulted primarily from the deferral of certain rents by TWA and Kiwi and the non-payment of rent by Continental with respect to the 747-100 aircraft for February and March
1995. Rent and other receivables increased $399,000 from $1,953,000 at December 31, 1994 to $2,352,000 at March 31, 1995. The Partnership did not accrue rents otherwise due with respect to the Continental 747 aircraft for February and March 1995. (See discussion below regarding Continental.)

         Restricted cash increased $150,000 from $907,000 at December 31, 1994 to $1,057,000 at March 31, 1995. This increase represents a $35,000 transfer to a cash collateral account as required by the Partnership's letter of credit agreement securing the Partnership's performance under the Tax Benefit Transfer lease agreement with US Air as well as the receipt of maintenance reserve payments and interest on the balances aggregating approximately $115,000 from Kiwi. (See discussion of Kiwi regarding the deferral of certain rents and maintenance reserve payments, and further discussion regarding the cash collateral account.)

         At March 31, 1995, the Partnership's declared but unpaid distributions to partners exceeded unrestricted cash and cash equivalents by $126,000. At December 31, 1994, the Partnership's declared but unpaid distribution to the Partners exceeded unrestricted cash and cash equivalents by $55,000. The increase in this computed amount is attributable to the non-collection or deferral of rents with respect to Continental, TWA and Kiwi which was substantially offset by the decrease in the cash distribution declared for the quarter ended March 31, 1995 as compared to the distribution declared for the quarter ended December 31, 1994.

         In mid-October 1994, because of continued operating and financial problems, TWA announced that it would seek a global restructuring of its capital by offering common stock for its debt securities, lease deferrals negotiated with aircraft lessors such as the Partnership and preferred stock obligations ("Exchange Offer"). TWA and the Partnership agreed to a temporary reduction of the current rent due to 50% of the original schedule for November 1994 and 25% of the original schedule from December 1994 to April 1995. The
TWA lease accounted for approximately 25% of the Partnership's rental revenue for the year ended December 31, 1994. At March 31, 1995 and December 31, 1994, the Partnership had $647,500 and $231,250, respectively of deferred rent receivables relating to the TWA aircraft which were included in rent and other receivables on the balance sheet. All rents deferred during the November 1994 to April 1995 period are scheduled to be repaid with interest at 12% and accruing from the date of deferral over an eighteen month period which began
May 1, 1995. TWA has made all of its payments due through May 1, 1995 pursuant to this schedule. Additionally, TWA and the Partnership reached an agreement to extend the lease of the MD-82 aircraft six years beyond the current expiration date to October 1, 2004 at the current lease rate. There can be no assurance that TWA will be successful in completing its negotiations with all of its creditors. In the event of a bankruptcy filing by TWA, TWA would have 60 days where no payments would be required (under Section 1110 of the bankruptcy code) at which time TWA would either cure all defaults under the lease of reject the lease and return the aircraft.

         In January 1995, Continental announced that it was grounding its Airbus Industrie manufactured aircraft and taking certain Boeing 747 and Boeing 727 aircraft out of service. Continental did not make the February and March 1995 rental payments with respect to the Partnership's 747-100 aircraft and notified the Partnership of its intention to return the aircraft to the Partnership. Continental has not made any payments since March 31, 1995. The Partnership is currently negotiating the return of the aircraft and the settlement of the lease terms. The Partnership sent Continental a default notice with respect to the unpaid rent and has preserved all of its rights against Continental. It is impossible to predict whether negations will be successful. The Partnership did not accrue the amount due with respect to February and March 1995 rentals on the balance sheet as of March 31, 1995 and the statement of income for the quarter ended March 31, 1995 with respect to the 747-100 aircraft. To the extent that the 747-100 aircraft is returned to the Partnership, it is anticipated that the Partnership will attempt to re-lease or sell the aircraft. The lease of the 747 aircraft accounted for approximately 38% of the Partnership's rental revenue in 1994. The General Partners believe that based upon current market lease values (which are less than what Continental is required to pay under the lease), projected residual values, and the settlement expected to be received from Continental, the Partnership's investment in the 747-100 has not been impaired.

         Kiwi, an employee-owned airline, initiated service in September 1992 as a low cost, high quality service carrier. Expansion of service in mid-1994 was unprofitable, which when combined with other operating problems caused a severe liquidity crisis. Kiwi has made significant management changes and is moving to rationalize costs and raise capital. Kiwi did not make the rental payments due in February and March 1995 and did not make the maintenance reserve payments for those months. The Partnership sent Kiwi a formal notice of default with respect to the leases. Kiwi and the Partnership have agreed in principle to a modification in lease terms that will enabled Kiwi to defer February and half of March's rent. The deferred rent would be repaid over a nine-month period with 12% interest. Interest will accrue from February 1 and payments will begin July 1, 1995. Kiwi did not make payments towards the maintenance reserve for the months of February, March and April. Kiwi also agreed to extend the leases to December 1999. In March, Kiwi made the 50% payments due with respect to March as described above and Kiwi made all rental payments due in April and May 1995. However, if there are further defaults by Kiwi, the Partnership may have to recover the aircraft and attempt to re-lease or sell them. The Partnership may incur significant costs and delays in recovering the aircraft and redeploying them. The long-term impact of the Kiwi situation is not determinable at this time. On March 31, 1995, the Partnership held maintenance reserves aggregating $637,000 with respect to the Kiwi aircraft.

         During April 1994, the Partnership established a loan facility with an unaffiliated third-party lender ("Lender") which is collateralized by the Partnership's one-half interest in the McDonnell Douglas MD-81 aircraft leased to USAir, Inc. and the Partnership's Boeing 747-100 aircraft leased to Continental Airlines, Inc. Under the terms of the loan agreement, the Partnership was entitled to borrow up to $4,000,000 the commitment for which was scheduled to expire on May 1, 1995. This commitment has been extended to May 31, 1995. Through March 31, 1995, the Partnership had borrowed an aggregate of $2,150,000 pursuant to the loan agreement of which $1,909,000 and $2,000,000 were outstanding at March 31, 1995 and December 31, 1994, respectively. The loan agreement requires a commitment fee on the unborrowed funds of .5% per annum payable quarterly. There are no compensating balance requirements. The Partnership had an option for a fixed (market interest rate of U.S. Treasury bond with a similar maturity plus 2.75%) or floating (prime plus 1.5%) rate of interest.

         The Partnership is currently negotiating a further extension of the commitment with the Lender. Under the proposal being negotiated, the aggregate commitment will remain at $4,000,000, the Partnership's ability to borrow under the facility will be extended until May 1, 1997 and the floating interest rate charged under the facility will be reduced to prime plus .5%. The Lender will release the Boeing 747-100 aircraft as collateral under the loan and will receive, as substitute collateral, a perfected security interest in the Partnership's MD-82 aircraft leased to TWA. Additionally, under the proposal, the Lender will release its security interest in substantially all of the cash in a collateral account securing the Partnership's performance under the letter of credit agreement relating to the USAir tax benefit transfer lease and future deposits would not be required . The cash collateral account had a balance of $420,000 a 31, 1995. To the extent that the Partnership is successful in completing the negotiations with the Lender, it is anticipated that drawdowns, if any, will be utilized to fund enhancements to aircraft, as required, as well as to fund expenditures to maintain or remarket aircraft, as necessary.

         Other assets decreased $12,000 from $35,000 at December 31, 1994 to $23,000 at March 31, 1995. This decrease resulted primarily from a decrease in prepaid expenses.

         The payable to affiliates was $247,000 at March 31,1995 as compared to $280,000 at December 31, 1994. The Partnership incurred management fees and re-lease fees with respect to the aircraft remarketed to Kiwi during 1994 which was offlease during the 1994 quarter. However the increase relating to this balance was more than offset by the non-accrual of rentals with respect to the Continental 747-100 aircraft in February and March 1995 reducing the revenues on which management fees are based.

         Deferred rental income was $137,000 at December 31, 1994 and March 31, 1995 and represented the portion of rents billed to TWA and due as of March 31, 1995 and December 31, 1994, respectively, that were unearned at such dates.

         During the three months ended March 31, 1995, the Partnership paid cash distributions pertaining to the fourth quarter of 1994 in the amount of $1,818,000. This quarterly distribution represented an annualized rate equal to 9% of contributed capital ($.45 per Unit). The distribution for the quarter ended March 31, 1995 was paid on April 29, 1995 at an annualized rate equal to 5% of contributed capital ($.25 per Unit).

         The amount of each distribution will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position. Distribution rates for the remainder of 1995 depend on, among other things, (i) the successful conclusion of the negotiations with Continental regarding the 747-100 aircraft, (ii) the timeliness of the remarketing of the 747, (iii) the continued stability of Kiwi and the continued timely payments of rentals and maintenance reserves, (iv) the continuation of TWA's payments of lease rent currently due plus the repayment of amounts previously deferred.

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes, approximately 80% of the cash distributions paid to the partners for the three months ended March 31, 1995 constituted a return of capital. Also, based on the amount of net income reported by the Partnership for accounting purposes, approximately 65% of the cash distributions paid to the partners from inception of the Partnership through March 31, 1995 constituted a return of capital. However, the total actual return on capital over the Partnership's life can only be determined at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized.

Litigation

         There are certain purported class action lawsuits in which the Managing General Partner, the Administrative General Partner, affiliates of the Administrative General Partner and the Partnership, amongst others, are defendants. Allegations include lack of adequate disclosure in sales materials, false and misleading representations and sales to unsuitable investors. One of the lawsuits alleges the Administrative General Partner and its affiliates violated the Racketeer Influenced and Corrupt Organizations Act and the federal securities laws. The Plaintiffs seek unspecified damages. The General Partners believe these actions will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

RESULTS OF OPERATIONS

         The Partnership's net income was $204,000 for the three months ended March 31, 1995 (1995 Quarter) as compared to $633,000 for the quarter ended March 31, 1994 (1994 Quarter). Net income per limited partnership unit also decreased to $.05 from $.16 per Unit, for the 1995 Quarter in comparison to the 1994 Quarter.

         The decrease in the Partnership's net income for the 1995 Quarter resulted primarily from a decrease in rental revenue, resulting from the non-accrual of the rents otherwise due with respect to the 747-100 aircraft leased to Continental for February and March 1995. (See above discussion regarding Continental.)

         Rental revenue decreased $356,000, or 17%, for the 1995 Quarter, principally due to the non-accrual of rent for February and March 1995 with respect to the 747-100 aircraft leased to Continental which was partially offset by rents generated by the 727-200 aircraft leased to Kiwi which was off lease in the 1994 Quarter.

         Interest income for the 1995 Quarter increased by $6,000, or 10%, in comparison to the 1994 Quarter. This increase was primarily attributable to the interest income earned with respect to the TWA rent deferrals, the Kiwi rent deferrals and the advance made to Continental in the fourth quarter of 1994, partially offset by the continued repayment of advances pursuant to various repayment schedules.

         Depreciation and amortization increased $31,000, or 2%, for the 1995 Quarter in comparison to the 1994 Quarter. The increase was attributable to the depreciation and amortization associated with the capital improvement made during 1994, which were not in place during the 1994 Quarter, offset by the reduction in the depreciable base as a result of certain incrases in the reserve for decline in market value of aircraft principally with respect to the 727-200 aircraft leased to Kiwi provided at December 31, 1994.

         Management and re-lease fees payable to the General Partners for the 1995 Quarter decreased $18,000, or 13%, in comparison to the 1994 Quarter. Management fees decreased by $24,000 because of the decreases in the Partnership's rental revenue and net income which serve as the bases on which the management fees are calculated. Such decreases were principally caused by the non-accrual of rents for February and March 1995 with respect to the 747-100 aircraft discussed above. However, re-lease fees incurred during the 1995 Quarter increased by $6,000 as compared to the 1994 Quarter due to the fees associated with the re-lease of the second 727 aircraft to Kiwi during 1994; this aircraft was off lease during the 1994 Quarter.

                          Part II.  OTHER INFORMATION


Item 1.       Legal Proceedings

         In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group, Inc. (together, "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Air Transport Leasing Inc., an affiliate of PaineWebber and the Administrative General Partner in the Partnership ("Administrative General Partner").

         The amended complaint in the New York Limited Partnership Actions alleges that, in connection with the sale of interests in Pegasus Aircraft Partners, L.P., PaineWebber and the Administrative General Partner (1) failed to provide adequate disclosure of the risks involved with each partnership; (2) made false and misleading representations about the safety of the investments and the partnership's anticipated performance; and (3) marketed the partnership to investors for whom such investments were not suitable. The plaintiffs, who purport to be suing on behalf of all persons who invested in Pegasus Aircraft Partners, L.P., also allege that following the sale of the partnership investments, PaineWebber and the Administrative General Partner misrepresented financial information about the partnership's value and performance. The amended complaint alleges that PaineWebber and the Administrative General Partner violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs seek unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also seek treble damages under RICO. The defendants' time to move against or answer the complaint has not yet expired.

         Another purported class action (the "Texas Class Action") was filed in the state court of Brazoria County, Texas, on behalf of investors in the Partnership. The complaint names PaineWebber, the Partnership, the Managing General Partner and the Administrative General Partner, among others, as defendants. The plaintiffs in the Texas Class Action allege that the defendants committed fraud and misrepresentation in connection with the sale of investments in the Partnership, and they seek unspecified damages. The defendants' time to move against or answer the complaint has not yet expired.

         Pursuant to provisions of the Partnership Agreement and other contractual obligations, under certain circumstances the Partnership may be required to indemnify the Administrative General Partner and its affiliates for costs and liabilities in connection with this litigation. The General Partner intends to vigorously contest the allegations of the action, and believes that the action will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

Item 6.    Exhibits and Reports on Form 8-K

         (a)     Exhibits and reports to be filed:  none

         (b) The Partnership did not file any reports on Form 8-K during the first quarter of the fiscal year ending December 31, 1995.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Pegasus Aircraft Partners, L.P.
                                    (Registrant)


                                    By:      Air Transport Leasing, Inc.
                                             A General Partner


Date: May 13, 1995                           By:  /s/ Joseph P. Ciavarella
                                                  ------------------------------
                                                  Joseph P. Ciavarella
                                                  Vice President, Treasurer
                                                  and Chief Financial
                                                  and Accounting Officer

                                EXHIBIT INDEX
                               ----------------



Exhibit 27 - Financial Data Schedule.