Form 10-Q
period 1995-06-30
PEGASUS AIRCRAFT PARTNERS L P
filed 1995-08-14
CIK 835900

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission file number 0-17712

                         PEGASUS AIRCRAFT PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                    84-1099968
           (State of organization)                          (I.R.S. Employer
                                                          Identification No.)

     FOUR EMBARCADERO CENTER, SUITE 3540
          SAN FRANCISCO, CALIFORNIA                              94111
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

                              Yes   X   No      .
                                  -----    -----

                         Pegasus Aircraft Partners, L.P.
                      Quarterly Report on Form 10-Q for the
                           Quarter Ended June 30, 1995


                                Table of Contents

                                                                                            Page
                                                                                            ----
  Part I      FINANCIAL INFORMATION

              Item 1.      Financial Statements (unaudited)                                    1

                           Balance Sheets - June 30, 1995
                           and December 31, 1994                                               2

                           Statements of Income for the three months
                           ended June 30, 1995 and 1994                                        3

                           Statements of Income for the six months
                           ended June 30, 1995 and 1994                                        4

                           Statements of Partners' Equity for the six
                           months ended June 30, 1995 and 1994                                 5

                           Statements of Cash Flows for the six
                           months ended June 30, 1995 and 1994                                 6

                           Notes to Financial Statements                                       7

              Item 2.      Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                                                      13

Part II       OTHER INFORMATION

              Item 1.      Legal Proceedings                                                  19
              Item 6.      Exhibits and Reports on Form 8-K                                   20

                          Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                         PEGASUS AIRCRAFT PARTNERS, L.P.

              BALANCE SHEETS -- JUNE 30, 1995 AND DECEMBER 31, 1994
                                   (unaudited)

                                     ASSETS

                                                           1995           1994
                                                           ----           ----
                                                     (in thousands, except unit data)

Cash and cash equivalents                                $ 1,187         $ 1,763
Restricted cash (Note 6)                                   1,131             907
Rent and other receivables                                 2,226           1,953
Aircraft, net (Notes 2 and 4)                             35,758          37,961
Other assets                                                  69              35
                                                         -------         -------

    Total Assets                                         $40,371         $42,619
                                                         =======         =======


                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
  Notes Payable                                          $ 1,816         $ 2,000
  Accounts payable and accrued expenses                      135              92
  Payable to affiliates (Note 3)                             324             280
  Deferred rental income                                     137             137
  Distributions payable to partners                        1,212           1,818
  Maintenance reserves payable                               676             522
                                                         -------         -------

    Total Liabilities                                      4,300           4,849
                                                         -------         -------

COMMITMENTS AND CONTINGENCIES (Notes 3, 4, 5 and 6)

PARTNERS' EQUITY:
  General Partners                                          (437)           (420)
  Limited Partners (4,000,005 units outstanding)          36,508          38,190
                                                         -------         -------

    Total Partners' Equity                                36,071          37,770
                                                         -------         -------

      Total Liabilities and Partners' Equity             $40,371         $42,619
                                                         =======         =======

                   The accompanying notes are an integral part
                         of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                              STATEMENTS OF INCOME

                FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                   (unaudited)

                                                            1995                1994
                                                            ----                ----
                                                      (in thousands, except unit data and
                                                               per unit amounts)
REVENUE:
   Rentals from operating leases (Note 5)                 $  1,434            $  2,055
   Interest                                                     73                  54
                                                          --------            --------
                                                             1,507               2,109
                                                          --------            --------


EXPENSES:
   Depreciation and amortization                               945               1,306
   Management and re-lease fees (Note 3)                       112                 144
   General and administrative (Note 3)                          50                  46
   Interest expense                                             52                  25
   Direct lease                                                 29                  25
                                                          --------            --------
                                                             1,188               1,546
                                                          --------            --------


NET INCOME                                                $    319            $    563
                                                          ========            ========

NET INCOME ALLOCATED:

To the General Partners                                   $      3            $      6
To the Limited Partners                                        316                 557
                                                          --------            --------
                                                          $    319            $    563
                                                          ========            ========

NET INCOME PER LIMITED PARTNERSHIP UNIT                   $    .08            $    .14
                                                          ========            ========

WEIGHTED AVERAGE NUMBER OF LIMITED
PARTNERSHIP UNITS OUTSTANDING                            4,000,005           4,000,005
                                                         =========           =========

                   The accompanying notes are an integral part
                         of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                              STATEMENTS OF INCOME

                 FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                   (unaudited)

                                                            1995             1994
                                                            ----             ----
                                                     (in thousands, except unit data and
                                                               per unit amounts)
REVENUE:
   Rentals from operating leases (Note 5)                  $ 3,122          $ 4,099
   Interest                                                    138              113
                                                           -------          -------
                                                             3,260            4,212
                                                           -------          -------


EXPENSES:
   Depreciation and amortization                             2,234            2,564
   Management and re-lease fees (Note 3)                       238              288
   General and administrative (Note 3)                         105               88
   Interest expense                                            105               25
   Direct lease                                                 55               51
                                                           -------          -------
                                                             2,737            3,016
                                                           -------          -------

NET INCOME                                                 $   523          $ 1,196
                                                           =======          =======

NET INCOME ALLOCATED:

To the General Partners                                    $     5          $    12
To the Limited Partners                                        518            1,184
                                                           -------          -------
                                                           $   523          $ 1,196
                                                           =======          =======

NET INCOME PER LIMITED PARTNERSHIP UNIT                    $   .13          $   .30
                                                           =======          =======

WEIGHTED AVERAGE NUMBER OF LIMITED
PARTNERSHIP UNITS OUTSTANDING                            4,000,005        4,000,005
                                                         =========        =========

                   The accompanying notes are an integral part
                         of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

                 FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                   (unaudited)

                                                General         Limited
                                               Partners         Partners        Total
                                               --------         -------        --------
                                                            (in thousands)

Balance, January 1, 1995                       $   (420)       $ 38,190        $ 37,770

    Net income                                        5             518             523

    Distributions declared to partners              (22)         (2,200)         (2,222)
                                               --------        --------        --------

Balance, June 30, 1995                         $   (437)       $ 36,508        $ 36,071
                                               ========        ========        ========


Balance, January 1, 1994                       $   (352)       $ 44,968        $ 44,616

    Net income                                       12           1,184           1,196

    Distributions declared to partners              (36)         (3,600)         (3,636)
                                               --------        --------        --------

Balance, June 30, 1994                         $   (376)       $ 42,552        $ 42,176
                                               ========        ========        ========

                   The accompanying notes are an integral part
                         of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30,1995 AND 1994
                                   (unaudited)

                                                               1995           1994
                                                               ----           ----
                                                                 (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $   523        $ 1,196
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                           2,234          2,564
       Incurrence of maintenance costs
         previously provided for                                  --           (449)
     Provision for maintenance costs previously
       provided for                                               --            325
       Change in assets and liabilities:
         Rent and other receivables                             (420)           193
         Other assets                                            (34)           (36)
         Accounts payable and accrued expenses                    43             24
         Payable to affiliates                                    44            135
         Deferred rental income                                   --            (45)
                                                             -------        -------
           Net cash provided by operating activities           2,390          3,907
                                                             -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capitalized aircraft improvements                             (31)        (2,658)
   Accounts payable - aircraft                                    --            600
   Repayment of advances by lessees                              147            162
                                                             -------        -------
     Net cash provided by (used in) investing activities         116         (1,896)
                                                             -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Transfers to restricted cash                                  (70)           (70)
   Cash distributions paid to partners                        (2,828)        (3,636)
   Proceeds from notes payable                                    --          1,500
   Repayments of notes payable                                  (184)            --
                                                             -------        -------
   Net cash used in financing activities                      (3,082)        (2,206)
                                                             -------        -------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                             (576)          (195)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                         1,763          1,743
                                                             -------        -------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                             $ 1,187        $ 1,548
                                                             =======        =======

SUPPLEMENTAL INFORMATION:
   Interest paid                                             $   103             --
                                                             =======        =======

                   The accompanying notes are an integral part
                         of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1995

                                   (unaudited)

1.       GENERAL

         The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the General Partners, necessary to fairly present the financial position of the Partnership as of June 30, 1995 and the results of its operations, changes in partners' equity, and cash flows for the three months then ended.

         These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Partnership's annual audited financial statements for the year ended December 31, 1994. Certain reclassifications of the 1994 comparative information have been made in order to conform such information to the 1995 presentation.

2.       AIRCRAFT UNDER OPERATING LEASES

         The Partnership's net investment in aircraft as of June 30, 1995 and December 31, 1994 consisted of the following (in thousands):

                                                       June 30, 1995    December 31, 1994
                                                       -------------    -----------------
Aircraft on operating leases                             $ 74,446           $ 74,415
Less:  Accumulated depreciation                           (33,741)           (31,507)
        Reserve for decline in market
          value of aircraft and provision for
          maintenance costs                                (4,947)            (4,947)
                                                         --------           --------
                                                         $ 35,758           $ 37,961
                                                         ========           ========

3.      TRANSACTIONS WITH AFFILIATES

        Management Fees The General Partners are entitled to receive a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-leased fees paid. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. The General Partners earned $46,000 of base management fees during the six months ended June 30, 1995, $21,000 of which was earned during the quarter ended June 30, 1995.

        The General Partners also are entitled to receive a quarterly subordinated incentive management fee in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees). Of this amount, 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. The General Partners earned $130,000 of incentive management fees during the six months ended June 30, 1995, $60,000 of which was earned during the quarter ended June 30, 1995.

        Re-lease Fee The General Partners are entitled to receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is made. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. The General Partners earned $62,000 of re-lease fees during the six months ended June 30, 1995 of which $31,000 was earned during the quarter ended June 30, 1995.

All of the above fees are subordinated to the limited partners receiving an 8% annual non-cumulative return based upon unreturned capital contributions.

        Accountable General and Administrative Expenses The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. Such reimbursable expenses amounted to $25,000 during the six months ended June 30, 1995, of which $12,000 was earned during the quarter ended June 30, 1995. All such amounts are payable to the Administrative General Partner.

4.      AIRCRAFT

        a.        Continental Airlines
                  --------------------

        The Partnership owns a Boeing 727-200 aircraft, originally purchased at a purchase price of $8,025,000 and a Boeing 747-100 aircraft, originally purchased for a purchase price of $17,847,000 each of which is subject to an operating lease with Continental Airlines, Inc. ("Continental").

        In December 1990, Continental discontinued making rental payments under the leases and filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Lease for the 727-200 aircraft was amended by a July 1991 agreement pursuant to which amongst other things the monthly rental was reduced from $118,000 to $81,000 effective October 1, 1990; the rent with respect to the 747-100 aircraft was unchanged. Additionally under the agreements the Partnership agreed to advance and has advanced an aggregate of $750,000 for certain qualifying expenditures incurred with respect to the two aircraft. Additionally the Partnership agreed to advance an additional $1,400,000 for aging aircraft modifications with respect to the 747-100 aircraft if Continental agreed to extend the related lease. (See further discussion below.) The advances were to be repaid with interest at 12% per annum generally over 36 months. The balance of the advances outstanding at June 30, 1995 aggregated $276,000. All advance repayments through August 1995 have been paid as scheduled.

        In December 1992, the lease agreements were further amended to provide for the deferral of rent otherwise due for November 1, 1992 through February 15, 1993. The deferred rentals are payable in 36 equal monthly installments which began May 1, 1993. At June 30, 1995, the balance of the deferred rents receivable from Continental was $371,000. All payments of deferred rents through August 1995 have been paid as scheduled.

        In January 1995, Continental announced that it was grounding its Airbus Industrie manufactured aircraft and taking certain Boeing 747 and Boeing 727 aircraft out of service, including the Boeing 747-100 aircraft owned by the Partnership. Continental discontinued utilizing the aircraft and did not make the February through June 1995 rental payments with respect to the Partnership's 747-100 aircraft and notified the Partnership of its intention to return the aircraft to the Partnership. The Partnership sent Continental a default notice with respect to the unpaid rent and has preserved all of its rights against Continental. The Partnership is currently reviewing a proposal submitted by Continental to settle the lease terms and return the aircraft. Under the proposal, Continental would make a settlement payment which would represent payments that had been due under the lease through the settlement date plus a discounted amount representing the balance of payments due under the lease through its scheduled expiration in April 1996. It is impossible to predict whether such proposal, if accepted, will result in a consummated agreement. The Partnership did not accrue the amount due with respect to February through June 1995 rentals on the balance sheet as of June 30, 1995 and statement of income for the quarter and six months ended June 30, 1995. To the extent that the 747-100 aircraft is returned to the Partnership, it is anticipated that the Partnership will attempt to re-lease or sell the aircraft. The lease of the 747-100 aircraft accounted for approximately 38% of the Partnership's rental revenue for the year ended December 31, 1994. The General Partners believe that based upon current market lease values (which are less than what Continental is required to pay under the lease), projected residual values, and the value associated with settlement proposal received from Continental, the Partnership's investment in the 747-100 has not been impaired.

        b.        Trans World Airlines, Inc.
                  --------------------------

        During 1989 the Partnership acquired a McDonnell Douglas MD-82 aircraft for a total purchase price of $21,017,000, subject to a lease with Trans World Airlines, Inc. ("TWA"). During its term, the lease was amended and extended to October 1, 1998.

        In connection with the lease amendment, the Partnership reimbursed TWA for $225,000 of capital improvements which were made to the aircraft. The Partnership also advanced $750,000 to TWA to finance certain major maintenance procedures which TWA agreed to repay to the Partnership over the remaining lease term, in equal monthly installments, with interest at a fixed rate of 9.68%. At June 30, 1995, the balance of the related receivable was $494,000. All scheduled advance repayments through August 1995 have been made by TWA.

         In mid-October 1994, because of continued operating and financial problems, TWA announced that it would seek a global restructuring of its capital by offering common stock for its debt securities, lease deferrals negotiated with aircraft lessors such as the Partnership and preferred stock obligations ("Exchange Offer") with the objective being an orderly financial reorganization through a prepackaged bankruptcy. TWA and the Partnership agreed to a temporary reduction of the current rent due to 50% of the original schedule for November 1994 and 25% of the original schedule from December 1994 to April 1995. The TWA lease accounted for approximately 25% of the Partnership's rental revenue for the year ended December 31, 1994. At June 30, 1995 and December 31, 1994, the Partnership had $706,000 and $231,000, respectively of deferred rent receivables relating to the TWA aircraft which were included in rent and other receivables on the balance sheets at such dates. All rents deferred during the November 1994 to April 1995 period are scheduled to be repaid with interest at 12% and accruing from the date of deferral over an eighteen month period which began May 1, 1995. TWA has made all of its payments due pursuant to this schedule. Additionally, TWA and the Partnership reached an agreement to extend the lease of the MD-82 aircraft six years beyond the current expiration date to October 1, 2004 at the current lease rate. On June 30, 1995, TWA filed its prepackaged reorganization plan under Chapter 11 of the U.S. Bankruptcy Code. TWA has stated that it expected to emerge from bankruptcy within 60 days and in early August 1995 received its confirmation order. Subject to various conditions set forth in the confirmation order, TWA anticipated an effective date of confirmation in late August. TWA has made all rental payments, advance repayments and payments of deferred rent when due. However, even if TWA's reorganization plan is confirmed, there can be no assurance that it will be able to meet its obligations in the future.

        c.        Kiwi International Airlines, Inc.
                  ---------------------------------

        During 1994, the Partnership leased two 727-200 non-advanced aircraft to Kiwi International Airlines, Inc. ("Kiwi") each for a term of approximately five years. Each of the leases provides for monthly rents of $55,000 per month. The Partnership also purchased an aircraft engine for a purchase price of $195,000 which is used by Kiwi as a spare. The aircraft had originally been acquired for purchase prices aggregating $12,616,000. The aircraft had been leased to Northwest Aircraft, Inc. ("Northwest") subject to operating leases, one of which expired in August 1993 and the second of which expired in April 1994 (each after short extensions).

        In connection with the Kiwi lease, the Partnership completed certain maintenance procedures, aircraft-aging related modifications, the purchase of a spare engine for Kiwi's fleet and other lessee-required modifications prior to delivery of the aircraft to Kiwi at an aggregate cost of $3,303,000 of which $580,000 represented maintenance-related work funded by the maintenance-related payments received from Northwest upon the expirations of the leases with Northwest.

        During the terms of the leases Kiwi can request that the aircraft be hushkitted to attain Stage III noise abatement for which the lease term will be reset to five years with the lease payments increasing to amortize the costs of hushkitting at the rate of 2% per month.

Alternatively, the Partnership can deem the hushkitting economically infeasible at which point Kiwi can terminate the lease and return the aircraft.

        Kiwi, as a start-up airline, has had liquidity concerns which were worsened by operating problems in late 1994. Kiwi has made significant management changes and is moving to rationalize costs and raise capital. Kiwi did not make the rental payments and maintenance reserve deposits due in February and March 1995. Kiwi and the Partnership executed amendments to the leases which modified lease terms and enabled Kiwi to defer February's and half of March's rent. The deferred rent is scheduled to be repaid over a nine-month period with 12% interest which began in July 1995. Kiwi did not make maintenance deposits in February, March and April but will be obligated to fund related work when due. Additionally, pursuant to the lease amendments, Kiwi also agreed to extend the leases to December 1999. Kiwi has made all payments pursuant to the lease amendments through August 1, 1995. At June 30, 1995, the Partnership held maintenance deposits aggregating $676,000 with respect to the Kiwi aircraft.

5.      LITIGATION

        On May 30, 1995, a class action lawsuit entitled, "In re PaineWebber Partnership Litigation," in which the Administrative General Partner and affiliates of the Administrative General Partner amongst others, are defendants, was certified by the United States District Court for the Southern District of New York for class action treatment of the plaintiffs' claim. The lawsuit alleges the Administrative General Partners and its affiliates violated the Racketeer Influenced and Corrupt Organizations Act and the federal securities laws. Additionally, another purported class action was filed on behalf of investors in the Partnership in the state court of Brazoria County, Texas. The complaint names PaineWebber, the Partnership, the Managing General Partner and the Administrative General Partner, amongst others, as defendants. The Texas action alleges fraud and misrepresentation in the sale of investments in the Partnership. The Plaintiffs in each action seek unspecified damages. The General Partners believe these actions will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

6.      SUBSEQUENT EVENT - NOTES PAYABLE

        During April 1994, the Partnership established a loan facility with an unaffiliated third-party lender ("Lender") which is collateralized by the Partnership's one-half interest in the McDonnell Douglas MD-81 aircraft leased to USAir, Inc. ("USAir") and the Partnership's Boeing 747-100 aircraft leased to Continental Airlines, Inc. Under the terms of the loan agreement, the Partnership was entitled to borrow up to $4,000,000, the commitment for which was scheduled to expire on May 1, 1995. This commitment has been extended to July 31, 1995. Through June 30, 1995, the Partnership had borrowed an aggregate of $2,150,000 pursuant to the loan agreement of which $1,816,000 and $2,000,000 were outstanding at June 30, 1995 and December 31, 1994, respectively. The loan agreement required a commitment fee on the unborrowed funds of .5% per annum payable quarterly. There are no compensating balance requirements. The Partnership had an option for a fixed (market interest rate on the U.S.

Treasury bond with a similar maturity plus 2.75%) or floating (the Lender's prime rate plus 1.5%) rate of interest.

        In July 1995, the Partnership and the Lender completed an extension of the commitment. Under the new agreement, the aggregate commitment will remain at $4,000,000, the Partnership's ability to borrow under the facility will be extended until May 1, 1997 and the floating interest rate charged under the facility will be reduced to the Lender's prime rate plus .5%. The Lender released the Boeing 747-100 aircraft as collateral under the loan and received as substitute collateral, a perfected security interest in the Partnership's MD-82 aircraft leased to TWA.

         The Partnership through a trust, ("Trust") owns a 50% interest in a McDonnell Douglas MD-81 aircraft leased to USAir which was purchased subject to a tax benefit transfer lease ("TBT lease"). Under the TBT lease, the Trust as owner of the aircraft and tax lessee under the TBT lease agreed to indemnify, in certain circumstances, the tax lessor with respect to certain tax benefits. A letter of credit, with a face amount of approximately $3.5 million has been posted with the Lender, as required by the TBT lease.

         Under the terms of the letter of credit agreement, the Partnership was required to deposit with the Lender $35,000 per quarter ($455,000 and $385,000 at June 30, 1995 and December 31, 1994, respectively, which was included in restricted cash on the respective balance sheets) as cash collateral to secure the obligation. In conjunction with the extension of the loan agreement, the Lender released its interest in substantially all of the cash in the collateral account. The Partnership remains obligated under the letter of credit arrangement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

         In the fourth quarter of 1994, Trans World Airlines, Inc. ("TWA") announced a global restructuring of its debts, which included deferring certain rents due to the Partnership. Continental Airlines, Inc. ("Continental") announced its decision in the late January 1995 to remove certain aircraft from its fleet, including the 747-100 aircraft leased to it by the Partnership, and did not make the scheduled rental payments from February 1995 to June 1995 for the 747-100 aircraft. Kiwi International Airlines, Inc., ("Kiwi") had liquidity problems and entered into an agreement with the Partnership to defer certain rents and maintenance reserve payments.

         As a result of these events, which are discussed in detail below, the Partnership's cashflow from operations was reduced below levels experienced in 1994. The Partnership declared distributions to the Limited Partners equal to $.30 per Unit for the quarter ended June 30, 1995 and $.25 per Unit for the quarter ended March 31, 1995 as compared to $.45 per Unit for each of the quarters ended June 30, 1994 and March 31, 1994. Cash flow increased in the quarter ended June 30, 1995 as compared to the quarter ended March 31, 1995 due principally to the following:

         (1) TWA returned to the original payment schedule in May 1995 and began repaying the deferred rent.

         (2) Kiwi returned to the original payment schedules for the entire second quarter. Kiwi paid the January
                  1995 rent, but had deferred 75% of the remaining rents due in the quarter ended March 31, 1995.

         This was partially offset by the collection of one month's rent in the first quarter with respect to the 747-100 aircraft leased to Continental. No amounts were received after January 1995. (See further discussion below and Footnote 5 to the Financial Statements, "Aircraft".)

         The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, highly liquid investments. At June 30, 1995, the Partnership's unrestricted cash and cash equivalents of $1,187,000 was primarily invested in commercial paper. This cash amount was $576,000 less than the Partnership's cash at December 31, 1994 of $1,763,000. This decrease in unrestricted cash resulted primarily from the deferral of certain rents by TWA and Kiwi and the non-payment of rent by Continental with respect to the 747-100 aircraft for February through June 1995. Rent and other receivables increased $273,000 from $1,953,000 at December 31, 1994 to $2,226,000 at June 30, 1995. The Partnership did not accrue rents due with respect to the Continental 747 aircraft for February through June 1995. (See discussion below regarding Continental.)

         Restricted cash increased $224,000 from $907,000 at December 31, 1994 to $1,131,000 at June 30, 1995. This increase represents an aggregate of $70,000 transferred to a cash collateral account as required by the Partnership's letter of credit agreement securing the Partnership's performance under the tax benefit transfer lease agreement (total balance of $455,000 at June 30, 1995) as well as the receipt of maintenance reserve payments and interest on the balances (net of drawdowns) aggregating approximately $154,000 from Kiwi. The letter of credit secures the Partnership's obligation to indemnify the tax lessor under certain circumstances under a tax benefit transfer lease relating to the USAir, Inc. aircraft in which the Partnership, through a trust, owns a 50% interest. In late July 1995, the Partnership consummated an agreement with the issuer of the letter of credit who held the security interest in the cash in the collateral account under which the issuer released it's security interest in substantially all of the cash in the collateral account and eliminated the obligation to fund, in the future, the cash collateral account. (See discussion of Kiwi regarding the deferral of certain rents and maintenance reserve payments, and further discussion regarding the cash collateral account.)

         At June 30, 1995, the Partnership's declared but unpaid distributions to partners exceed unrestricted cash and cash equivalents by $25,000. At December 31, 1994, the Partnership's declared but unpaid distribution to the Partners exceeded unrestricted cash and cash equivalents by $55,000.

         In mid-October 1994, because of continued operating and financial problems, TWA announced that it would seek a global restructuring of its capital by offering common stock for its debt securities, lease deferrals negotiated with aircraft lessors such as the Partnership and preferred stock obligations ("Exchange Offer") with the objective being an orderly financial reorganization through a prepackaged bankruptcy. TWA and the Partnership agreed to a temporary reduction of the current rent due to 50% of the original schedule for November 1994 and 25% of the original schedule from December 1994 to April 1995. The TWA lease accounted for approximately 25% of the Partnership's rental revenue for the year ended December 31, 1994. At June 30, 1995 and December 31, 1994, the Partnership had $706,000 and $231,000, respectively of deferred rent receivables relating to the TWA aircraft which were included in rent and other receivables on the balance sheets at such dates. All rents deferred during the November 1994 to April 1995 period are scheduled to be repaid with interest at 12% and accruing from the date of deferral over an eighteen month period which began May 1, 1995. TWA has made all of its payments due pursuant to this schedule. Additionally, TWA and the Partnership reached an agreement to extend the lease of the MD-82 aircraft six years beyond the current expiration date to October 1, 2004 at the current lease rate. On June 30, 1995, TWA filed its prepackaged reorganization plan under Chapter 11 of the U.S. Bankruptcy Code. TWA stated that it expected to emerge from bankruptcy within 60 days and in August 1995, TWA received its confirmation order. Subject to satisfaction of various conditions set forth in the confirmation order, TWA anticipates an effective date of confirmation in late August 1995. TWA has made all rental payments, advance repayments and payments of deferred rent when due. However, even if TWA's reorganization plan is confirmed, there can be no assurance that it will be able to meet its obligations in the future.

         In January 1995, Continental announced that it was grounding its Airbus Industrie manufactured aircraft and taking certain Boeing aircraft out of service, including the Boeing 747-

100 owned by the Partnership. Continental discontinued utilizing the aircraft and did not make the February through June 1995 rental payments with respect to the Partnership's Boeing 747-100 aircraft and notified the Partnership of its intention to return the aircraft to the Partnership. The Partnership is currently negotiating the return of the aircraft and the settlement of the lease terms. The Partnership sent Continental a default notice with respect to the unpaid rent and has preserved all of its rights against Continental. The Partnership is currently reviewing a proposal submitted by Continental to settle the lease terms and return the aircraft. Under the proposal, Continental would make a settlement payment which would represent payments due under the lease through the settlement date plus a discounted amount representing the balance of payments due under the lease through its scheduled expiration in April 1996. It is impossible to predict whether the proposal, if accepted, will result in a consummated agreement. The Partnership did not accrue the amount due with respect to February to June 1995 rentals on the balance sheet as of June 30, 1995 and the statement of incomes for the quarter and six months ended June 30, 1995 with respect to the Boeing 747-100 aircraft. To the extent that the Boeing 747-100 aircraft is returned to the Partnership, it is anticipated that the Partnership will attempt to re-lease or sell the aircraft. The lease of the Boeing 747-100 aircraft accounted for approximately 38% of the Partnership's rental revenue in 1994. The General Partners believe that based upon current market lease values (which are less than what Continental is required to pay under the lease), projected residual values, and the value associated with the proposed settlement by Continental, the Partnership's carrying value (depreciated cost) in the Boeing 747-100 has not been impaired.

         Kiwi, an employee-owned airline, initiated service in September 1992 as a low cost, high quality service carrier. Expansion of service in mid-1994 was unprofitable, which when combined with other operating problems caused a severe liquidity crisis. Kiwi has made significant management changes and is moving to rationalize costs and raise capital. Kiwi did not make the rental payments due in February and March of 1995 and did not make the maintenance reserve payments for those months. The Partnership sent Kiwi a formal notice of default with respect to the leases. Kiwi and the Partnership executed amendments to the leases which modified lease terms and enabled Kiwi to defer February and half of March's rent. Kiwi did not make payments towards the maintenance reserve for the months of February, March and April, but is required under the lease amendments to make up any shortfalls. Kiwi also agreed to extend the leases to December 1999. The deferred rents are being repaid, with interest at 12%, over a 9-month period which began on July 1, 1995. Through July, all payments have been made pursuant to the lease amendments. However, if there are further defaults by Kiwi, the Partnership may have to recover the aircraft and attempt to re-lease or sell them. The Partnership may incur significant costs and delays in recovering the aircraft and redeploying them. On June 30, 1995, the Partnership held maintenance reserves aggregating $676,000 with respect to the Kiwi aircraft.

         During April 1994, the Partnership established a loan facility with an unaffiliated third-party Lender ("Lender") which is collateralized by the Partnership's one-half interests in the McDonnell Douglas MD-81 aircraft leased to USAir, Inc. and the Partnership's Boeing 747-100 aircraft leased to Continental. Under the terms of the loan agreement, the

Partnership was entitled to borrow up to $4,000,000 the commitment for which was scheduled to expire on May 1, 1995. This commitment has been extended to July 31, 1995. Through June 30, 1995, the Partnership had borrowed an aggregate of $2,150,000 pursuant to the loan agreement of which $1,816,000 and $2,000,000 were outstanding at June 30, 1995 and December 31, 1994, respectively. The loan agreement requires a commitment fee on the unborrowed funds of .5% per annum payable quarterly. There are no compensating balance requirements. The Partnership had an option for a fixed (market interest rate of U.S. Treasury bond with a similar maturity plus 2.75%) or floating (prime plus 1.5%) rate of interest.

         In July 1995 the Partnership and the Lender completed an extension of the commitment. Under the new commitment, the aggregate commitment will remain at $4,000,000, the Partnerships ability to borrow under the facility will be extended until May 1, 1997 and the floating interest rate charged under the facility will be reduced to the Lender's prime rate plus .5%. The Lender released the Boeing 747-100 aircraft as collateral and received, a perfected security interest in the Partnership's MD-82 aircraft leased to TWA. Additionally, the Lender released its security interest in substantially all of the cash in a collateral account securing the Partnership's performance under the letter of credit agreement relating to the USAir tax benefit transfer leases and eliminated the requirement for future deposits. The cash collateral account had a balance of $455,000 at June 30, 1995 which was included in restricted cash on the balance sheet at such date.

         Other assets increased $34,000 from $35,000 at December 31, 1994 to $69,000 at June 30, 1995. This increase resulted primarily from an increase in prepaid expenses.

         The payable to affiliates was $324,000 at June 30, 1995 as compared to $280,000 at December 31, 1994. The Administrative General Partner of the Partnership has voluntarily deferred the receipt of its share of base management fees, re-lease fees and incentive management fees earned during the six months ended June 30, 1995. Any decision with respect to the collection of these fees or fees earned in future periods will be made on a period by period basis. The fees earned by the Administrators aggregated $91,000 during the six months ended June 30, 1995.

         Deferred rental income was $137,000 at December 31, 1994 and June 30, 1995 and represented the portion of rents billed to TWA and due as of June 30, 1995 and December 31, 1994, respectively, that were unearned at such dates.

         During the three months ended June 30, 1995, the Partnership paid cash distributions pertaining to the first quarter of 1995 in the amount of $1,010,000. This quarterly distribution represented an annualized rate equal to 5% of contributed capital ($.25 per Unit). The distribution for the quarter ended June 30, 1995 was paid on July 29, 1995 in the amount of $1,212,000 which represented an annualized rate equal to 6% of contributed capital ($.30 per Unit).

         The amount of each distribution will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position. Distribution rates for the remainder of 1995 depend on, among other things, (i) the successful conclusion of the negotiations with Continental regarding the 747-100 aircraft, (ii) the timeliness of the remarketing of the 747-100, (iii) the continued stability of Kiwi and the continued timely payments of rentals and maintenance reserves, (iv) the continuation of TWA's payments of lease rent currently due plus the repayment of amounts previously deferred.

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes, approximately 74% of the cash distributions paid to the partners for the three months ended June 30, 1995 constituted a return of capital (76% for the six months then ended). Also, based on the amount of net income reported by the Partnership for accounting purposes, approximately 66% of the cash distributions paid to the partners from inception of the Partnership through June 30, 1995 constituted a return of capital. However, the total actual return on capital over the Partnership's life can only be determined at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized.

Litigation

        On May 30, 1995, a class action lawsuit entitled, "In re PaineWebber Partnership Litigation," in which the Administrative General Partner and affiliates of the Administrative General Partner amongst others, are defendants, was certified by the United States District Court for the Southern District of New York for class action treatment of the plaintiffs' claim. The lawsuit alleges the Administrative General Partners and its affiliates violated the Racketeer Influenced and Corrupt Organizations Act and the federal securities laws. Additionally, another purported class action was filed on behalf of investors in the Partnership in the state court of Brazoria County, Texas. The complaint names PaineWebber, the Partnership, the Managing General Partner and the Administrative General Partner, amongst others, as defendants. The Texas action alleges fraud and misrepresentation in the sale of investments in the Partnership. The Plaintiffs in each action seek unspecified damages. The General Partners believe these actions will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

RESULTS OF OPERATIONS

         The Partnership's net income was $319,000 and $523,000, respectively, for the quarter and six months ended June 30, 1995 (1995 Quarter and 1995 Period, respectively) as compared to $563,000 and $1,196,000, respectively for the quarter and six months ended June 30, 1994 (1994 Quarter and 1994 Period, respectively).

         The decrease in the Partnership's net income for the 1995 Quarter and 1995 Period resulted primarily from a decrease in rental revenue, resulting from the non-accrual of the rents otherwise due with respect to the 747-100 aircraft leased to Continental for February through June 1995. (See above discussion regarding Continental.) This was partially offset by a decrease in depreciation due primarily to the non-recognition of depreciation expense in the 1995 Quarter with respect to the Boeing 747-100 discussed below.

         Rental revenue decreased $621,000 and $977,000 or 30% and 24%, respectively for the 1995 Quarter and 1995 Period, principally due to the non-accrual of rent with respect to the 747-

100 aircraft leased to Continental for February through June 1995 which was partially offset by rents generated by the 727-200 aircraft leased to Kiwi which was off lease in the 1994 Quarter and thus a portion of the 1994 Period.

         Interest income for the 1995 Quarter and 1995 Period increased by $19,000 and $25,000, or 35% and 22%, respectively, in comparison to the 1994 Quarter and 1994 Period. This increase was primarily attributable to the interest income earned with respect to the TWA rent deferrals, the Kiwi rent deferrals and the advance made to Continental in the fourth quarter of 1994, partially offset by the continued repayment of advances pursuant to various repayment schedules.

         Depreciation and amortization decreased by $361,000 and $330,000, or 28% and 13%, respectively, for the 1995 Quarter and 1995 Period in comparison to the 1994 Quarter and the 1994 Period. This was due primarily to the fact that the Partnership did not recognize depreciation in the 1995 Quarter with respect to the 747-200 aircraft which was taken out of service by Continental during the first quarter of 1995.

         Management and re-lease fees payable to the General Partners for the 1995 Quarter and 1995 Period decreased $32,000 and $50,000 or 22% and 17%, respectively in comparison to the 1994 Quarter and the 1994 Period. Management fees decreased by $38,000 and $62,000 for the 1995 Quarter and 1995 Period as compared to 1994 Quarter and 1994 Period because of the decreases in the Partnership's rental revenue and net income which serve as the bases on which the management fees are calculated. Such decreases were principally caused by the non-accrual of rents for February and through June 1995 with respect to the 747-100 aircraft discussed above. However, re-lease fees incurred during the 1995 Quarter and 1995 Period increased by $6,000 and $12,000 as compared to the 1994 Quarter and 1994 Period due principally to the fees associated with the re-lease of the second 727 aircraft to Kiwi during 1994.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

         Information on a class action entitled, "In re PaineWebber Partnership Litigation," filed in the United States District Court ("U.S. District Court") for the Southern District of New York and information regarding a purported class action (Texas Class Action) filed in the state court of Brazoria County, Texas was contained in the Partnerships' prior reports. On May 30, 1995, the U.S. District Court certified class action treatment of the plaintiffs' claims in the class action entitled, "In re PaineWebber Partnership Litigation".

                          Part II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits and reports to be filed:  none

         (b) The Partnership did not file any reports on Form 8-K during the second quarter of the fiscal year ending December 31, 1995.

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

                                  Pegasus Aircraft Partners, L.P.
                                  (Registrant)

                                  By:      Air Transport Leasing, Inc.
                                           A General Partner

                                           By: /s/  Joseph P. Ciavarella
                                               -------------------------
                                               Joseph P. Ciavarella
                                               Vice President, Treasurer
                                               and Chief Financial
                                               and Accounting Officer

                                EXHIBIT INDEX

                    27      -     Financial Data Schedule