Form 10-Q
period 1995-09-30
PEGASUS AIRCRAFT PARTNERS L P
filed 1995-11-14
CIK 835900

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

   /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                       OR

   / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from -------------------- to --------------------

Commission file number 0-17712

                         Pegasus Aircraft Partners, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                   84-1099968
      -----------------------                        -------------------
      (State of organization)                         (I.R.S. Employer
                                                     Identification No.)


Four Embarcadero Center, Suite 3540
     San Francisco, California                              94111
     -------------------------                           ----------
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

                         Pegasus Aircraft Partners, L.P.
                      Quarterly Report on Form 10-Q for the
                        Quarter Ended September 30, 1995


                                Table of Contents

                                                                                       Page
                                                                                       ----
Part I    FINANCIAL INFORMATION

          Item 1.   Financial Statements (unaudited)                                    1

                    Balance Sheets - September 30, 1995
                    and December 31, 1994                                               2

                    Statements of Income for the three months
                    ended September 30, 1995 and 1994                                   3

                    Statements of Income for the nine months
                    ended September 30, 1995 and 1994                                   4

                    Statements of Partners' Equity for the nine
                    months ended September 30, 1995 and 1994                            5

                    Statements of Cash Flows for the nine
                    months ended September 30, 1995 and 1994                            6

                    Notes to Financial Statements                                       7

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                                       13

Part II   OTHER INFORMATION

          Item 1.   Legal Proceedings                                                   19
          Item 6.   Exhibits and Reports on Form 8-K                                    20

                         Part I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

                        PEGASUS AIRCRAFT PARTNERS, L.P.

           BALANCE SHEETS -- SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                                  (unaudited)

                                     ASSETS

                                                                          1995                 1994
                                                                          ----                 ----
                                                                                (in thousands)
Cash and cash equivalents                                               $ 2,045              $ 1,763
Restricted cash (Note 5)                                                  1,011                  907
Rent and other receivables                                                1,851                1,953
Lease settlement due from Continental (Note 4)                            3,906                    -
Aircraft, net (Notes 2 and 4)                                            31,139               37,961
Other assets                                                                 59                   35
                                                                        -------              -------
    Total Assets                                                        $40,011              $42,619
                                                                        =======              =======

                      LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
  Distributions payable to partners                                     $ 3,636              $ 1,818
  Notes payable (Note 5)                                                  1,722                2,000
  Payable to affiliates (Note 3)                                            615                  280
  Deferred rental income                                                    137                  137
  Accounts payable and accrued expenses                                     127                   76
  Maintenance reserve payable                                               988                  522
  Accrued interest payable                                                   15                   16
                                                                        -------              -------
    Total Liabilities                                                     7,240                4,849
                                                                        =======              =======

COMMITMENTS AND CONTINGENCIES (Notes 5 and 6)

PARTNERS' EQUITY:
  General Partners                                                         (470)                (420)
  Limited Partners (4,000,005 units outstanding)                         33,241               38,190
                                                                        --------             -------
    Total Partners' Equity                                               32,771               37,770
                                                                        -------              -------
    Total Liabilities and Partners' Equity                              $40,011              $42,619
                                                                        =======              =======

   The accompanying notes are an integral part of these financial statements.

                        PEGASUS AIRCRAFT PARTNERS, L.P.

                              STATEMENTS OF INCOME

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (unaudited)

                                                                        1995                  1994
                                                                        ----                  ----
                                                          (in thousands, except unit data and per unit amounts)
REVENUE:
  Rentals from operating lease                                       $    1,443              $    2,202
  Interest                                                                   70                      59
  Gain on lease settlement (Note 4)                                         233                       -
                                                                     ----------              ----------
                                                                          1,746                   2,261
                                                                     ----------              ----------

EXPENSES:
  Depreciation and amortization                                             946                   1,323
  Management and re-lease fees (Note 3)                                     342                     155
  General and administrative (Note 3)                                        44                      50
  Interest expense                                                           49                      45
  Direct lease                                                               28                      37
                                                                     ----------              ----------
                                                                          1,409                   1,610
                                                                     ----------              ----------
NET INCOME                                                           $      337              $      651
                                                                     ==========              ==========

NET INCOME ALLOCATED:

  To the General Partners                                                     3                       6
  To the Limited Partners                                                   334                     645
                                                                     ----------              ----------
                                                                     $      337              $      651
                                                                     ==========              ==========
NET INCOME PER LIMITED PARTNERSHIP UNIT                                     .08                     .16
                                                                     ==========              ==========
WEIGHTED AVERAGE NUMBER OF LIMITED
PARTNERSHIP UNITS OUTSTANDING                                         4,000,005               4,000,005
                                                                     ==========              ==========

                  The accompanying notes are an integral part
                         of these financial statements.

                        PEGASUS AIRCRAFT PARTNERS, L.P.

                              STATEMENTS OF INCOME

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (unaudited)

                                                                        1995                  1994
                                                                        ----                  ----
                                                          (in thousands, except unit data and per unit amounts)
REVENUE:
  Rentals from operating leases                                      $    4,565        $    6,301
  Interest                                                                  208               172
  Gain on lease settlement (Note 4)                                         233                 -
                                                                     ----------        ----------
                                                                          5,006             6,473
                                                                     ----------        ----------

EXPENSES:
  Depreciation and amortization                                           3,180             3,887
  Management and re-lease fees (Note 3)                                     580               443
  General and administrative (Note 3)                                       149               138
  Interest expense                                                          154                70
  Direct lease                                                               83                88
                                                                     ----------        ----------
                                                                          4,146             4,626
                                                                     ----------        ----------
NET INCOME                                                           $      860        $    1,847
                                                                     ==========        ==========

NET INCOME ALLOCATED:

  To the General Partners                                                     9                18
  To the Limited Partners                                                   851             1,829
                                                                     ----------        ----------
                                                                     $      860        $    1,847
                                                                     ==========        ==========
NET INCOME PER LIMITED PARTNERSHIP UNIT                              $      .21        $      .46
                                                                     ==========        ==========
WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                                       4,000,005         4,000,005
                                                                     ==========        ==========

                  The accompanying notes are an integral part
                         of these financial statements.

                        PEGASUS AIRCRAFT PARTNERS, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (unaudited)

                                                        General           Limited            Total
                                                        Partners          Partners           Partners
                                                        --------          --------           --------
                                                                       (in thousands)
Balance, January 1, 1995                                $(420)            $38,190           $37,770

   Net income                                               9                 851               860

   Distributions declared to partners                     (59)             (5,800)           (5,859)
                                                        -----              ------            ------
Balance, September 30, 1995                             $(470)            $33,241           $32,771
                                                        =====              =======           =======


Balance, January 1, 1994                                $(352)            $44,968           $44,616

   Net income                                              18               1,829             1,847

   Distributions declared to partners                     (54)             (5,400)           (5,454)
                                                        -----              ------            ------
Balance, September 30, 1994                             $(388)            $41,397           $41,009
                                                        =====              =======           =======

                  The accompanying notes are an integral part
                         of these financial statements.

                        PEGASUS AIRCRAFT PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (unaudited)

                                                                               1995             1994
                                                                               ----             ----
                                                                                   (in thousands)
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $   860          $ 1,847
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                             3,180            3,887
      Incurrence of maintenance costs
         previously provided for                                                    -             (580)
      Provision for maintenance cost payable                                        -              325
      Gain on lease settlement                                                   (233)              -
      Change in assets and liabilities:
         Rent and other receivables                                              (114)             310
         Other assets                                                             (24)             (27)
         Accounts payable and accrued expenses                                     51               (2)
         Payable to affiliates                                                    335              167
         Accrued interest payable                                                  (1)              21
         Deferred rental income                                                     -              (45)
                                                                              -------          -------
  Net cash provided by operating activities                                     4,054            5,903

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capitalized aircraft improvements                                               (31)          (2,705)
  Accounts payable - aircraft                                                       -               80
  Advances to lessees                                                               -                -
  Repayment of advances by lessees                                                216              246
                                                                              -------          -------
  Net cash used for investing activities                                          185           (2,379)
                                                                              -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Transfers from (to) restricted cash, net                                        362             (105)
  Proceeds from notes payable                                                       -            2,150
  Repayment of notes payable                                                     (278)             (61)
  Cash distributions paid to partners                                          (4,041)          (5,454)
                                                                              -------          -------
  Net cash used for financing activities                                       (3,957)          (3,470)
                                                                              -------          -------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                            282               54
                                                                              -------          -------
CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                                                      1,763            1,743
                                                                              -------          -------
CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                                                          $ 2,045          $ 1,797
                                                                              =======          =======
Supplementary schedule of cash flow information:
  Interest paid                                                               $   155          $    48
                                                                              =======          =======

   The accompanying notes are an integral part of these financial statements.

                        PEGASUS AIRCRAFT PARTNERS, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995

                                  (unaudited)



1.       GENERAL

         The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the General Partners, necessary to fairly present the financial position of the Partnership as of September 30, 1995 and the results of its operations, changes in partners' equity, and cash flows for the three months then ended.

         These financial statements should be read in conjuction with the Significant Accounting Policies and other Notes to Financial Statements included in the Partnership's annual audited financial statements for the year ended December 31, 1994. Certain reclassifications of the 1994 comparative information have been made in order to conform such information to the 1995 presentation.


2.       AIRCRAFT UNDER OPERATING LEASES

         The Partnership's net investment in aircraft as of September 30, 1995 and December 31, 1994 consisted of the following (in thousands):

                                                                September 30, 1995      December 31, 1994
                                                                ------------------      -----------------
Aircraft on operating leases                                         $ 74,446               $ 74,415
Less:  Accumulated depreciation                                       (34,687)               (31,507)
       Lease settlement accounted for under
         cost recovery method                                          (3,673)                     -
       Reserve for decline in market
         value of aircraft and provision for
         maintenance costs                                             (4,947)                (4,947)
                                                                     --------               --------
                                                                     $ 31,139               $ 37,961
                                                                     ========               ========

3.       TRANSACTIONS WITH AFFILIATES

         Management Fees The General Partners are entitled to receive a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-leased fees paid. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. The General Partners earned $125,000 of subordinated base management fees during the nine months ended September 30, 1995, $79,000 of which was earned during the quarter ended September 30, 1995. $59,000 of such fee was earned with respect to the lease settlement with Continental. (See Note 4, "Aircraft") The General Partners earned subordinated base management fees of $33,000 and $93,000 during the quarter and nine months ended September 30, 1994.

         The General Partners also are entitled to receive a quarterly subordinated incentive management fee in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees). Of this amount, 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. The General Partners earned $362,000 of subordinated incentive management fees during the nine months ended September 30, 1995, of which $232,000 was earned during the quarter ended September 30, 1995. Of such fee, $174,000 was earned with respect to the lease settlement with Continental. (See Note 4, "Aircraft") The General Partners earned $93,000 and $271,000 of subordinated incentive management fees during the quarter and nine months ended September 30, 1994.

         Re-lease Fee The General Partners are entitled to receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is made. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. The General Partners earned $93,000 of re-lease fees during the nine months ended September 30, 1995 of which $31,000 was earned during the quarter ended September 30, 1995. The General Partners earned $29,000 and $79,000 of re-lease fees during the quarter and nine months ended September 30, 1994, respectively.

All such fees are subordinated to the limited partners receiving a cumulative, non-compounded 8% annual return on unreturned capital contributions, as defined in the Partnership Agreement.

         Accountable General and Administrative Expenses The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. Such reimbursable expenses amounted to $37,000 during the nine-month periods ended September 30, 1995 and 1994 ($12,000 with respect to each of the quarters ended September 30, 1995 and 1994), all of which was paid or payable to the Administrative General Partner. Such amounts are reflected in general and administrative expenses on the statement of income for the three and nine-month periods ended September 30, 1995 and 1994.

4.       AIRCRAFT

         a.        Continental Airlines

         The Partnership owns a Boeing 727-200 aircraft, originally purchased at a purchase price of $8,025,000 and a Boeing 747-100 aircraft, originally purchased for a purchase price of $17,847,000 each of which was originally subject to an operating lease with Continental Airlines, Inc. ("Continental").

         The leases were modified during the Continental bankruptcy case. Under the modification, the lease rate with respect to the 727-200 aircraft was reduced from $118,000 to $81,000 effective October 1, 1990. The Partnership advanced a total of $750,000 for certain expenditures on both aircraft which are being repaid by Continental over 36 months with interest of 12% per annum. The balance of the advances outstanding at September 30, 1995 aggregated $236,000. All advance repayments through November 1995 have been paid as scheduled.

         In December 1992, the lease agreements were further amended to provide for the deferral of rent otherwise due for November 1, 1992 through February 15, 1993. The deferred rentals are payable in 36 equal monthly installments which began May 1, 1993. At September 30, 1995, the balance of the deferred rents receivable from Continental was $263,000. All payments of deferred rents through November 1995 have been paid as scheduled.

         In January 1995, Continental announced that it was grounding its Airbus Industrie manufactured aircraft and taking certain Boeing 747 aircraft out of service, including the Boeing 747 Aircraft owned by the Partnership. Continental discontinued utilizing the Aircraft, did not make any rental payments after January 1995 and notified the Partnership of its intention to return the Aircraft to the Partnership. The Partnership sent Continental a default notice with respect to the unpaid rent and preserved all of its rights against Continental. During the quarter ended September 30, 1995 the Partnership and Continental completed the negotiation of a lease settlement agreement ("Lease Settlement"). Under the terms of the Lease Settlement, Continental agreed to pay the Partnership the amount otherwise due under the Lease as rent for the period February 1995 to August 1995 plus a discounted amount representing the amount of rent that would have been due under the Lease for the period September 1, 1995 to April 30, 1996, the scheduled expiration date of the Lease. Additionally, Continental agreed to return the Aircraft and engines in the return condition required by the Lease. On October 16, 1995 the Partnership received the Lease Settlement proceeds totaling $3,906,491. Approximately $2,000,000 of such amount was included in the cash distribution to the partners completed October 20, 1995.

         The gain on the lease settlement was offset by the related management fees accrued and thus no net gain or loss was recognized. A substantial portion of the proceeds were accounted for under the cost recovery method reducing the Partnership's net carrying value of the aircraft. At September 30, 1995, after accruing the Lease Settlement proceeds, the Partnership had a carrying value of $6,062,000 in the 747-100 aircraft which approximated its estimated market value at such date.

         b.        Trans World Airlines, Inc.

         During 1989 the Partnership acquired a McDonnell Douglas MD-82 aircraft for a total purchase price of $21,017,000, subject to a lease with Trans World Airlines, Inc. ("TWA"). During its term, the lease was amended and extended to October 1, 1998.

         In connection with the lease amendment, the Partnership reimbursed TWA for $225,000 of capital improvements which were made to the aircraft. The Partnership also advanced $750,000 to TWA to finance certain major maintenance procedures which TWA agreed to repay to the Partnership over the remaining lease term, in equal monthly installments, with interest at a fixed rate of 9.68%. At September 30, 1995, the balance of the related receivable was $461,000. All advance repayments through November 1995 have been made by TWA as scheduled.

         In mid-October 1994, because of continued operating and financial problems, TWA announced that it would seek a global restructuring of its capital by offering common stock for its debt securities, lease deferrals negotiated with aircraft lessors such as the Partnership and preferred stock obligations ("Exchange Offer"), with the objective being an orderly financial reorganization through a prepackaged bankruptcy. TWA and the Partnership agreed to a temporary reduction of the current rent due to 50% of the original schedule for November 1994 and 25% of the original schedule from December 1994 to April 1995. All rents deferred during the November 1994 to April 1995 period are scheduled to be repaid with interest at 12% and accruing from the date of deferral over an eighteen-month period which began May 1, 1995. TWA has made all of its payments due pursuant to this schedule. At September 30, 1995 and December 31, 1994, the Partnership had $582,000 and $231,000, respectively of deferred rent receivables relating to the TWA aircraft which were included in rent and other receivables on the balance sheets at such dates. Additionally, TWA and the Partnership reached an agreement to extend the lease of the MD-82 aircraft six years beyond the current expiration date to October 1, 2004 at the current lease rate. On June 30, 1995, TWA filed its prepackaged reorganization plan under Chapter 11 of the U.S. Bankruptcy Code. On August 23, 1995 the reorganization plan which included the foregoing lease modifications was confirmed by the Bankruptcy Courts and TWA emerged from bankruptcy. TWA has made all rental payments, advance repayments and payments of deferred rent when due. However, there can be no assurance that TWA will be able to meet its obligations in the future.

         c.        Kiwi International Airlines, Inc.

         During 1994, the Partnership leased two Boeing 727-200 non-advanced aircraft to Kiwi International Airlines, Inc. ("Kiwi") each for a term of approximately five years. Each of the leases provides for monthly rents of $55,000 per month. The Partnership also purchased an aircraft engine for a purchase price of $195,000 which is used by Kiwi as a spare. The aircraft had originally been acquired for purchase prices aggregating $12,616,000. The aircraft had been leased to Northwest Aircraft, Inc. ("Northwest") subject to operating leases, one of which expired in August 1993 and the second of which expired in April 1994 (each after short extensions).

         In connection with the Kiwi leases, the Partnership completed certain maintenance procedures, aircraft-aging related modifications, the purchase of a spare engine for Kiwi's fleet and other lessee-required modifications prior to delivery of the aircraft to Kiwi at an aggregate cost of $3,303,000 of which $580,000 represented maintenance-related work funded by the maintenance-related payments received from Northwest upon the expiration of each of the leases with Northwest.

         During the term of each of the leases, Kiwi can request that the aircraft be hushkitted to attain Stage III noise abatement for which the lease term will be reset to five years with the lease payments increasing to amortize the costs of hushkitting at the rate of 2% per month. Alternatively, the Partnership can deem the hushkitting economically infeasible at which point Kiwi can terminate the lease and return the aircraft.

         Kiwi, as a start-up airline, has had liquidity concerns which were worsened by operating problems in late 1994. Kiwi has made significant management changes and is moving to rationalize costs and raise capital. Kiwi did not make the rental payments and maintenance reserve deposits due in February and March 1995. Kiwi and the Partnership executed amendments to the leases which modified lease terms and enabled Kiwi to defer February's and half of March's rent. The deferred rent is scheduled to be repaid over a nine-month period with 12% interest which began in July 1995. Kiwi also did not make maintenance deposits in February, March and April but will be obligated to fund related work when due. Additionally, pursuant to the lease amendments, Kiwi also agreed to extend each of the leases until December 1999. Kiwi has made all payments pursuant to the lease amendments through November 1, 1995. However, there can be no assurance that Kiwi will be able to meet its obligations in the future. At September 30, 1995, the Partnership held maintenance deposits aggregating $988,000 with respect to the Kiwi aircraft.

5.       NOTES PAYABLE

         During April 1994, the Partnership established a loan facility with an unaffiliated third-party lender ("Lender") which was collateralized by the Partnership's one-half interest in the McDonnell Douglas MD-81 aircraft leased to USAir, Inc. ("USAir") and the Partnership's Boeing 747-100 aircraft leased to Continental Airlines, Inc. Under the terms of the loan agreement, the Partnership was entitled to borrow up to $4,000,000, the commitment for which expired on May 1, 1995. The loan agreement required a commitment fee on the unborrowed funds of .5% per annum payable quarterly. There are no compensating balance requirements. The Partnership had an option for a fixed (market interest rate on the U.S. Treasury bond with a similar maturity plus 2.75%) or floating (the Lender's prime rate plus 1.5%) rate of interest.

         In July 1995, the Partnership and the Lender completed an extension of the commitment. Under the new agreement, the aggregate commitment will remain at $4,000,000, the Partnership's ability to borrow under the facility will be extended until May 1, 1997 and the floating interest rate charged under the facility will be reduced to the Lender's prime rate plus .5%. The Lender released the Boeing 747-100 aircraft as collateral under the loan and received as substitute collateral, a perfected security interest in the Partnership's MD-82 aircraft leased to

TWA. Through September 30, 1995, the Partnership had borrowed an aggregate of $2,150,000 pursuant to the loan agreement of which $1,722,000 and $2,000,000 were outstanding at September 30, 1995 and December 31, 1994, respectively.

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


         Under the terms of the letter of credit agreement, the Partnership was required to deposit with the Lender $35,000 per quarter as cash collateral to secure the obligation. In conjunction with the extension of the loan agreement, the Lender released its interest in substantially all of the cash in the collateral account. The balance in the cash collateral account was $455,000 at the time of the release. The Partnership remains obligated under the letter of credit arrangement.


6.       LITIGATION

         On May 30, 1995, a class action lawsuit, entitled In re PaineWebber Limited Partnerships Litigation, in which the Administrative General Partner and affiliates of the Administrative General Partner, among others, are defendants, was certified by the United States District Court for the Southern District of New York for class action treatment of the plaintiffs' claim. The lawsuit alleges the Administrative General Partners and its affiliates violated the Racketeer Influenced and Corrupt Organizations Act and the federal securities laws. Additionally, another action was filed by a group of about 35 investors in the Partnership in the state court of Brazoria County, Texas. The case was removed to the U.S. District Court in Texas, and was ordered by that court to be transferred to the U.S. District Court for the Southern District of New York for coordination with the In re PaineWebber Limited Partnerships Litigation. The Texas complaint named PaineWebber, the Partnership, the Managing General Partner and the Administrative General Partner, among others, as defendants. The Texas action alleged fraud and misrepresentation in the sale of investments in the Partnership. The plaintiffs in each action seek unspecified damages. Another legal action has been filed in Illinois State Court concerning investment in the Partnership in which an affiliate of the Administrative General Partner is the defendant. The Partnership is not a defendant in the Illinois action. The General Partners believe these actions will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES

         The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, highly liquid investments. At September 30, 1995, the Partnership's unrestricted cash and cash equivalents of $2,045,000 was primarily invested in commercial paper. This cash amount was $282,000 more than the Partnership's cash at December 31, 1994 of $1,763,000. This increase in unrestricted cash resulted primarily from (1) the release by the lender of substantially all of the cash in a collateral account securing the Partnership's obligation under a letter of credit and (2) the continued collections of advances made to lessees in prior periods reduced by deferrals in 1995 of Kiwi and TWA rents. The non-payments of rent by Continental relating to the 747-100 aircraft resulted in a reduction in distributions to partners in the first six months of 1995 (See discussion below and discussion of Continental Lease Settlement in Footnote 4, "Aircraft").

         During the third quarter of 1995 (1995 Quarter), the Partnership completed the Lease Settlement with Continental regarding the 747-100 aircraft. In October 1995 the Partnership received $3,906,491 of proceeds which were accrued on the balance sheet as of September 30, 1995. Additionally, approximately $2,000,000 of such proceeds was included in the distribution to partners declared as of September 30, 1995. The Partnership declared distributions to the Limited Partners equal to $.90 per Unit for the quarter ended September 30, 1995.

         Restricted cash increased $104,000 from $907,000 at December 31, 1994 to $1,011,000 at September 30, 1995. This increase represents the receipt of maintenance reserve payments and interest on the balances (net of drawdowns) aggregating approximately $466,000 from Kiwi offset by the release by the lender of $362,000 (net) of cash in a collateral account securing the Partnership's obligations under a letter of credit (See Note 5, "Notes Payable"). The letter of credit secures the Partnership's obligation to indemnify the tax lessor under certain circumstances under a tax benefit transfer lease relating to the USAir, Inc. aircraft in which the Partnership, through a trust, owns a 50% interest. In late July 1995, the Partnership consummated an agreement with the Lender who held a security interest in the cash in the collateral account under which the issuer released its security interest in substantially all of the cash in the collateral account and eliminated the obligation to fund the cash collateral account. (See discussion of Kiwi regarding the deferral of certain rents and maintenance reserve payments, and further discussion regarding the cash collateral account).

         In mid-October 1994, because of continued operating and financial problems, TWA announced that it would seek a global restructuring of its capital by offering common stock for its debt securities, lease deferrals negotiated with aircraft lessors such as the Partnership and preferred stock obligations ("Exchange Offer") with the objective being an orderly financial reorganization through a prepackaged bankruptcy. TWA and the Partnership agreed to a temporary reduction of the current rent due to 50% of the original schedule for November 1994 and 25% of the original schedule from December 1994 to April 1995. The TWA lease accounted for approximately 25% of the Partnership's rental revenue for the year ended December 31, 1994. At September 30, 1995 and December 31, 1994, the Partnership had $706,000 and $231,000, respectively of deferred rent receivables relating to the TWA aircraft which were included in rent and other receivables on the balance sheets at such dates. All rents deferred during the November 1994 to April 1995 period are scheduled to be repaid with interest at 12% and accruing from the date of deferral over an eighteen month period which began May 1, 1995. TWA has made all of its payments due pursuant to this schedule. Additionally, TWA and the Partnership reached an agreement to extend the lease of the MD-82 aircraft six years beyond the current expiration date to October 1, 2004 at the current lease rate. On June 30, 1995, TWA filed its prepackaged reorganization plan under Chapter 11 of the U.S. Bankruptcy Code. On August 23, 1995 the reorganization plan which included the foregoing lease modifications was confirmed by the Bankruptcy Court and TWA emerged from bankruptcy. TWA has made all rental payments, advance repayments and payments of deferred rent when due. However, there can be no assurance that TWA will be able to meet its obligations in the future.

         In January 1995, Continental announced that it was grounding its Airbus Industrie manufactured aircraft and taking certain Boeing 747 aircraft out of service, including the Aircraft owned by the Partnership. Continental discontinued utilizing the Boeing Aircraft, did not make any rental payments after January 1995 and notified the Partnership of its intention to return the Aircraft to the Partnership. The Partnership sent Continental a default notice with respect to the unpaid rent and preserved all of its rights against Continental. During the quarter ended September 30, 1995 the Partnership and Continental completed the negotiation of a lease settlement agreement ("Lease Settlement"). Under the terms of the Lease Settlement, Continental agreed to pay the Partnership the amount otherwise due under the Lease as rent for the period February 1995 to August 1995 plus a discounted amount representing the amount of rent that would have been due under the Lease for the period September 1, 1995 to April 30, 1996, the scheduled expiration date of the Lease. Additionally, Continental agreed to return the Aircraft and engines in the return condition required by the Lease. On October 16, 1995 the Partnership received the Lease Settlement proceeds totaling $3,906,491. Approximately $2,000,000 of such amount was included in the cash distribution to the partners completed October 20, 1995.

         The gain on the Lease Settlement was offset by the related management fees accrued and thus no net gain or loss was recognized. A substantial portion of the proceeds were accounted for under the cost recovery method reducing the Partnership's net carrying value of the aircraft. At September 30, 1995, after accruing the Lease Settlement proceeds, the Partnership had a carrying value of $6,062,000 in the 747-100 aircraft which approximated its current market value.

         Kiwi, an employee-owned airline, initiated service in September 1992 as a low cost, high quality service carrier. Expansion of service in mid-1994 was unprofitable, which when combined with other operating problems caused a severe liquidity crisis. Kiwi has made significant management changes and is moving to rationalize costs and raise capital. Kiwi did not make the rental payments due in February and March of 1995 and did not make the maintenance reserve payments for those months. The Partnership sent Kiwi a formal notice of default with respect to the leases. Kiwi and the Partnership executed amendments to the leases which modified lease terms and enabled Kiwi to defer February and half of March's rent. Kiwi did not make payments towards the maintenance reserve for the months of February, March and April, but is required under the lease amendments to make up any shortfalls. Kiwi also agreed to extend the leases until December 1999. The deferred rents are being repaid, with interest at 12%, over a 9-month period which began on July 1, 1995. Through October 1995, all payments have been made as scheduled pursuant to the lease amendments. However, if there are further defaults by Kiwi, the Partnership may have to recover the aircraft and attempt to re-lease or sell them. The Partnership may incur significant costs and delays in recovering the aircraft and redeploying them. On September 30, 1995, the Partnership held maintenance reserves aggregating $988,000 with respect to the Kiwi aircraft.

         During April 1994, the Partnership established a loan facility with an unaffiliated third-party Lender ("Lender") which was collateralized by the Partnership's one-half interest in the McDonnell Douglas MD-81 aircraft leased to USAir, Inc. and the Partnership's Boeing 747-100 aircraft leased to Continental Airlines, Inc. Under the terms of the loan agreement, the Partnership was entitled to borrow up to $4,000,000, the commitment for which expired on May 1, 1995. Through September 30, 1995, the Partnership had borrowed an aggregate of $2,150,000 pursuant to the loan agreement of which $1,722,000 and $2,000,000 were outstanding at September 30, 1995 and December 31, 1994, respectively. The loan agreement requires a commitment fee on the unborrowed funds of .5% per annum payable quarterly. There are no compensating balance requirements. The Partnership had an option for a fixed (market interest rate of U.S. Treasury bond with a similar maturity plus 2.75%) or floating (prime plus 1.5%) rate of interest.

         In July 1995 the Partnership and the Lender completed an extension of the commitment. Under the new commitment, the aggregate commitment will remain at $4,000,000, the Partnership's ability to borrow under the facility was extended until May 1, 1997 and the floating interest rate charged under the facility was reduced to the Lender's prime rate plus .5%. The Lender released the Boeing 747-100 aircraft as collateral and received a perfected security interest in the Partnership's MD-82 aircraft leased to TWA. Additionally, the Lender released its security interest in substantially all of the cash in a collateral account securing the Partnership's performance under the letter of credit agreement relating to the USAir tax benefit transfer lease and eliminated the requirement for future deposits. The cash collateral account had a balance of $455,000 at the time of the release, $70,000 of which had been funded during 1995.

         Other assets increased $24,000 from $35,000 at December 31, 1994 to $59,000 at September 30, 1995. This increase resulted primarily from an increase in prepaid expenses.

         The payable to affiliates was $615,000 at September 30, 1995 as compared to $280,000 at December 31, 1994. Of the $615,000, $233,000 represents fees earned with respect to the Lease Settlement with Continental, which was accrued at September 30, 1995. The Administrative General Partner of the Partnership has voluntarily deferred the receipt of its share of base management fees, re- lease fees and incentive management fees earned during the nine months ended September 30, 1995. Any decision with respect to the collection of these fees or fees earned in future periods will be made on a period by period basis. The fees earned by the Administrative General Partner aggregated $228,000 during the nine months ended September 30, 1995.

         Deferred rental income was $137,000 at December 31, 1994 and September 30, 1995 and represented the portion of rents billed to TWA and due as of September 30, 1995 and December 31, 1994, respectively, that were unearned at such dates.

         During the three months ended September 30, 1995, the Partnership paid cash distributions pertaining to the second quarter of 1995 in the amount of $1,212,000 or $.30 per Unit. The distribution for the quarter ended September 30, 1995, which included approximately $2,000,000 of the proceeds from the Lease Settlement, was paid on October 20, 1995 in the amount of $3,636,000 or at an annualized rate equal to 18% of contributed capital $.90 per Unit.

         The amount of each distribution will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position. Distribution rates for the remainder of 1995 depend on, among other things, (i) the timeliness of the remarketing of the 747-100 aircraft, (ii) the continued stability of Kiwi and the continued timely payments of rentals and maintenance reserves, (iii) the continuation of TWA's payments of lease rent currently due plus the repayment of amounts previously deferred and the availability of the undistributed proceeds derived from the Lease Settlement.

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes, approximately 91% of the cash distributions paid to the partners for the three months ended September 30, 1995 constituted a return of capital (85% for the nine months then ended). Also, based on the amount of net income reported by the Partnership for accounting purposes, approximately 67% of the cash distributions paid to the partners from inception of the Partnership through September 30, 1995 constituted a return of capital. However, the total actual return on capital over the Partnership's life can only be determined at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized.

Litigation

         Information on a class action lawsuit, entitled In re PaineWebber Limited Partnerships Litigation, filed in the United States District Court ("U.S. District Court") for the Southern District of New York and information regarding another action (Texas Action) filed in the state court of Brazoria County, Texas was contained in the Partnership's prior reports. On May 30, 1995, the U.S. District Court certified class action treatment of the plaintiffs' claims in the class action entitled, In re PaineWebber Limited Partnerships Litigation. The Texas Action has been ordered to be transferred to the U.S. District Court for the Southern District of New York for coordination with the In re PaineWebber Limited Partnerships Litigation. Another legal action has been filed in Illinois State Court concerning investments in the Partnership in which an affiliate of the Administrative General Partner is the defendant. The Partnership is not a defendant in the Illinois action.


RESULTS OF OPERATIONS

         The Partnership's net income was $337,000 and $860,000, respectively, for the 1995 Quarter and nine months ended September 30, 1995 ("1995 Period") as compared to $651,000 and $1,847,000, respectively for the quarter and nine months ended September 30, 1994 ("1994 Quarter and 1994 Period, respectively").

         The decrease in the Partnership's net income for the 1995 Quarter and 1995 Period resulted primarily a decrease in rental revenue, resulting from the non-accrual of the rents otherwise due with respect to the 747-100 aircraft leased to Continental for February through September 1995. (See above discussion regarding Continental and the related Lease Settlement.) This was partially offset by a decrease in depreciation due primarily to the non-recognition of depreciation expense in the 1995 Quarter and for a substantial portion of the 1995 Period with respect to the Boeing 747-100 discussed below.

         Rental revenue decreased $759,000 and $1,736,000 or 34% and 28%, respectively for the 1995 Quarter and 1995 Period, principally due to the non-accrual of rent with respect to the 747-100 aircraft leased to Continental for February through September 1995 which was partially offset by rents generated by the 727-200 aircraft leased to Kiwi which was off-lease for a portion of the 1994 Quarter and the 1994 Period.

         Interest income for the 1995 Quarter and 1995 Period increased by $11,000 and $36,000, or 19% and 21%, respectively, in comparison to the 1994 Quarter and 1994 Period. This increase was primarily attributable to the interest income earned with respect to the TWA rent deferrals, the Kiwi rent deferrals and the advance made to Continental in the fourth quarter of 1994, partially offset by the continued repayment of advances pursuant to various repayment schedules.

         Depreciation and amortization decreased by $377,000 and $707,000, or 28% and 18%, respectively, for the 1995 Quarter and 1995 Period in comparison to the 1994 Quarter and the 1994 Period. This was due primarily to the fact that the Partnership did not recognize depreciation in the 1995 Quarter with respect to the 747-100 aircraft which was taken out of service by Continental during the first quarter of 1995.

         Management and re-lease fees payable to the General Partners for the 1995 Quarter and 1995 Period increased $187,000 and $137,000 or 121% and 31%, respectively in comparison to the 1994 Quarter and the 1994 Period. Management fees increased by $185,000 and $123,000 for the 1995 Quarter and 1995 Period as compared to 1994 Quarter and 1994 Period because of the fees incurred with respect to the Continental settlement. Re-lease fees incurred during the 1995 Quarter and 1995 Period increased by $2,000 and $14,000 as compared to the 1994 Quarter and 1994 Period due principally to the fees associated with the re-lease of the second Boeing 727-200 aircraft to Kiwi during 1994.

         General and administrative expenses for the 1995 Quarter and 1995 Period decreased by $6,000 but increased by $11,000 or 12% and 8% in comparison to the 1994 Quarter and 1994 Period in the preceding year.

         Interest expense for the 1995 Quarter and 1995 Period increased by $4,000 and $84,000 or 9% and 120% in comparison to the 1994 Quarter and 1994 Period, respectively, due to the fact that the related borrowings were completed in April and July 1994 and thus were not outstanding for the entire 1994 Period.

         Direct lease expenses for the 1995 Quarter and 1995 Period decreased by $9,000 and $5,000 or 24% and 6% as compared to the corresponding periods in the preceding year, due principally to a reduction in the letter of credit fee in 1995 as compared to 1994.

PART II.  OTHER INFORMATION

Item 1.          Legal Proceedings

         Information on a class action lawsuit, entitled In re PaineWebber Limited Partnerships Litigation, filed in the United States District Court ("U.S. District Court") for the Southern District of New York and information regarding another action (Texas Action) filed in the state court of Brazoria County, Texas was contained in the Partnership's prior reports. On May 30, 1995, the U.S. District Court certified class action treatment of the plaintiffs' claims in the class action entitled, In re PaineWebber Limited Partnerships Litigation. The Texas Action has been ordered to be transferred to the U.S. District Court for the Southern District of New York for coordination with the In re PaineWebber Limited Partnerships Litigation. Another legal action has been filed in Illinois State Court concerning investments in the Partnership in which an affiliate of the Administrative General Partner is the defendant. The Partnership is not a defendant in the Illinois action.

PART II.  OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K

         (a)     Exhibits and reports to be filed:  none

         (b) The Partnership filed a report on Form 8-K dated July 1995 during the third quarter of the fiscal year ended December 31, 1995.

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

                                        Pegasus Aircraft Partners, L.P.
                                        (Registrant)

                                        By:    Air Transport Leasing, Inc.
                                               A General Partner

Date:  November 10, 1995
                                        By:    /s/  Joseph P. Ciavarella
                                               -------------------------
                                               Joseph P. Ciavarella
                                               Vice President, Treasurer
                                               and Chief Financial
                                               and Accounting Officer

                                EXHIBIT INDEX
                                -------------



                   Exhibit 27       Financial Data Schedule