Form 10-K
period 1995-12-31
PEGASUS AIRCRAFT PARTNERS L P
filed 1996-03-29
CIK 835900

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended       December 31, 1995

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                      to

Commission file number       0-17712

                         Pegasus Aircraft Partners, L.P.
             (Exact name of Registrant as specified in its charter)

              Delaware                                           84-1099968
      (State of organization)                                  (IRS employer
                                                            Identification No.)

Four Embarcadero Center, 35th Floor
     San Francisco, California                                      94111
       (Address of principal                                      (Zip Code)
         executive offices)

Registrant's telephone number, including area code (415) 434-3900

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                      Limited Partnership Depositary Units
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State the aggregate market value of the voting stock held by non-affiliates of the Registrant: Not applicable.

                         Pegasus Aircraft Partners, L.P.
                       Annual Report on Form 10-K for the
                       Fiscal Year Ended December 31, 1995

                                Table of Contents

                                                                                                          Page
                                                                                                          ----
Part I

Item 1      Business...................................................................................     1
Item 2      Properties.................................................................................    12
Item 3      Legal Proceedings..........................................................................    12
Item 4      Submission of Matters to a Vote
                of Security Holders....................................................................    14


Part II

Item 5      Market for Registrant's Common Equity
                and Related Stockholder Matters........................................................    15
Item 6      Selected Financial Data....................................................................    16
Item 7      Management's Discussion and
                Analysis of Financial Condition
                and Results of Operations..............................................................    16
Item 8      Financial Statements.......................................................................    F-1
Item 9      Changes in and Disagreements with
                Accountants on Accounting and
                Financial Disclosure...................................................................    23


Part III

Item 10     Directors and Executive Officers
                of the Registrant......................................................................    24
Item 11     Executive Compensation.....................................................................    28
Item 12     Security Ownership of Certain
                Beneficial Owners and Management.......................................................    28
Item 13     Certain Relationships and
                Related Transactions...................................................................    29


Part IV

Item 14     Exhibits, Financial Statement Schedules
                and Reports on Form 8-K................................................................    31

                                     PART I


Item 1. Business

General

         Pegasus Aircraft Partners, L.P. (the "Partnership" or the "Registrant") is a limited partnership organized under the laws of the State of Delaware on June 23, 1988. The general partners of the Partnership are Pegasus Aircraft Management Corporation, the Managing General Partner, a California corporation that is a wholly-owned subsidiary of Pegasus Capital Corporation, and Air Transport Leasing, Inc., the Administrative General Partner, a Delaware corporation that is a wholly-owned subsidiary of PaineWebber Group Inc. (collectively, the "General Partners")

         On October 18, 1988, the Partnership commenced an offering of limited partnership depositary units ("Units"). The $80,000,000 maximum offering size was reached during the first quarter of 1989. The Partnership incurred $8,441,000 of commissions and other expenses in connection with the sale of these Units.

         Although the Partnership was organized on June 23, 1988, the Partnership conducted no activities and recognized no revenues, profits or losses prior to December 21, 1988 at which time the Partnership commenced operations. During the period between December 23, 1988 and March 22, 1989, the Partnership acquired its portfolio of used commercial aircraft, which are principally subject to triple net operating leases with commercial air carriers.

         The Partnership is required to dissolve and distribute all of its assets no later than December 31, 2012. The Partnership may reinvest the proceeds of sales of aircraft occurring prior to March 22, 1997 provided that sufficient cash is distributed to Limited Partners to pay estimated federal and state income taxes to be incurred by Limited Partners as a result of the aircraft sale. Thereafter, the net proceeds of any sales of aircraft will be distributed to the partners.


Outlook for the Airline and Aircraft-Leasing Industries

         The US airline industry enjoyed an excellent year in 1995 with net earnings estimated to top $2 billion, which will be the industry's first profitable year since 1990 and its best earnings year ever. The airlines have benefited from increases in traffic, the effect of cost cutting programs and relatively stable fares. New aircraft orders caused the backlog of orders to increase for the first time since 1990. At least for the short term, the demand for used aircraft has increased and used aircraft prices are increasing. Continental Airlines Inc. ("Continental") and TransWorld Airlines, Inc.
("TWA") have reported significant improvements in their financial results for 1995. US AirInc. ("US Air") also showed improved operating results, but continues to struggle with a high cost structure and strong competition from low fare carriers. Kiwi International Air Lines Inc. ("Kiwi") has benefited slightly from the overall industry upturn, but continues to struggle with capital and liquidity concerns. However, some observers are expressing caution regarding the continued growth in traffic in 1996. Aircraft leasing continues to be a highly competitive business. The Partnership's lessees continue to face significant competitive challenges. Air traffic has been and continues to be correlated to overall economic activity.

Recent Partnership Developments

         Immediately below is a table which shows the December 1995 appraised value of the Partnership's aircraft (including a spare engine) to be approximately $38.1 million, or 53% of the portfolio's original acquisition cost (excluding acquisition fees) adjusted for capital expenditures since acquisition. Based on these appraised values, the Partnership's net asset value at December 31, 1995 was equal to $9.34 per Unit. It should be noted that these are only estimates of values at that date and not necessarily representative of the values that will ultimately be realized when these aircraft are disposed of, nor does this represent the values that may be realized upon the disposition of a Unit.

Aircraft Portfolio

         The following table describes the Partnership's aircraft portfolio including a spare engine:

                                                                      December      Current
                                                                        1995         Lease     Original     Noise
Current                  Aircraft         Ownership  Acquisition      Appraised    Expiration  Delivery   Abatement
Lessee                     Type           Interest    Costs (1)       Value (2)     Date (3)     Date    Compliance
------                   --------         ---------  ------------     ---------    ----------  --------  ----------
                                                     (in millions)  (in millions)
Aircraft on
Operating Leases

Continental            Boeing 727-200
Airlines, Inc.         Advanced             100%        $ 8.0          $ 3.2         10/96       1974     Stage 2

(8)                    Boeing 747-100
                                            100          17.8            6.2              (8)    1970     Stage 2(5)

Trans World            McDonnell
Airlines, Inc.         Douglas MD-82        100          21.3           17.0         10/04       1983     Stage 3

USAir, Inc.            McDonnell
                       Douglas MD-81         50(6)       10.0            6.3         06/98(9)    1982     Stage 3

Kiwi International     Boeing 727-200
Air Lines, Inc.        Non-Advanced         100           7.6            2.65        12/99       1969     Stage 2

Kiwi International     Boeing 727-200
Air Lines, Inc.        Non-Advanced         100           7.5            2.65        12/99       1969     Stage 2

Kiwi International
Air Lines, Inc.        JT8D-9A engine(7)    100           0.2              .1        12/99       1969     Stage 2
                                                        -----           -----
                                                        $72.4           $38.1
                                                        =====           =====


                       Cumulative   Cumulative
Current                  Flight        Flight
Lessee                 Hours (4)    Cycles (4)
------                 ----------   ----------
Aircraft on
Operating Leases

Continental
Airlines, Inc.           62,650       42,033

(8)
                         81,704       16,146

Trans World
Airlines, Inc.           39,559       20,704

USAir, Inc.
                         38,405       35,312

Kiwi International
Air Lines, Inc.          60,158       48,404

Kiwi International
Air Lines, Inc.          61,530       49,513

Kiwi International
Air Lines, Inc.          40,368       36,805

Notes:   (1)  Acquisition costs do not include acquisition related fees of $2.0 million paid to the General Partners. The amounts shown include additional investments in the respective aircraft which aggregate approximately $3.0 million.

         (2) The December 1995 appraised values were determined by an independent aircraft appraisal firm. Appraised values include the present value of rents due under leases in place plus an estimated residual value for the aircraft at the end of the lease. It should be noted that appraisals are only estimates of value and should not be relied on as measures of realizable value.

         (3) Lease expiration dates do not include renewal options except in the case of USAir.

         (4) The number of cumulative flight cycles and cumulative flight hours shown are as of December 31, 1995, except for the USAir MD-81, which is as of February 2, 1996.

         (5) The Boeing 747 currently complies with Stage 3 requirements if it is flown with certain operating restrictions.

         (6) The remaining one-half beneficial interest is owned by Pegasus Aircraft Partners II, L.P., an affiliated partnership.

         (7) The engine was not appraised. Value is based upon life remaining until overhaul and current market rental value and approximates book value. Flight hours and cycles are as of February 1996.

         (8) In 1995 the Boeing 747-100 aircraft was returned by Continental to the Partnership and is currently off lease. The appraisal value reflected for the 747 aircraft represents its approximate current market value unencumbered by a lease.

         (9) If USAir does not renew for an initial three-year renewal period, the Partnership is entitled to a lease termination payment.

         The following is a description of the principal financial terms of the leases listed in the table.

         Kiwi International Air Lines Leases The Partnership owns two Boeing 727-200 non-advanced aircraft, originally acquired on December 1988 for $6,308,000 per aircraft. The aircraft were originally leased to Northwest Aircraft, Inc. ("Northwest") subject to operating leases, one of which expired in August 1993 and the other of which expired in April 1994, both after short extensions. Upon the expiration of the leases, Northwest paid the Partnership $433,000 and

$325,000 representing economic settlements in lieu of completing certain maintenance procedures required under the respective leases. On February 1994 and April 1994, the Partnership entered into the leases with Kiwi, each for terms of approximately five years with rents payable monthly in advance at $55,000 per aircraft. The leases also required Kiwi to pay maintenance reserves of $250 per flight hour, which can be drawn down by Kiwi, for specific maintenance procedures. The aircraft were delivered in April and July 1994. In connection with the first Kiwi lease, the Partnership also acquired an additional aircraft engine at a cost of $195,000, which is used as a spare by Kiwi, at $105 per flight hour of use.

         In connection with the Kiwi leases, the Partnership completed certain maintenance procedures, aircraft-aging related modifications, the purchase of the spare engine for Kiwi's fleet discussed above and other lessee-required modifications prior to delivery of the aircraft to Kiwi at an aggregate cost of $3,303,000 of which $580,000 represented maintenance-related work funded by the maintenance-related payments received from Northwest and the balance of which was capitalized as part of the Partnership's basis in the aircraft.

         During the terms of the leases Kiwi can request that the aircraft be hushkitted to obtain Stage III noise abatement for which the lease term will be reset to five years with lease payments increasing to amortize the cost of hushkitting at the rate of 2% per month (increased for inflation). Alternatively, the Partnership can deem the hushkitting economically unfeasible at which point Kiwi can terminate the lease and return the aircraft. As discussed in Item 1, Business, "Aircraft Noise Regulating, all operators (i.e. commercial airlines) are required to achieve Stage 3 noise reduction with respect to 50% of their fleet by December 31, 1996. Based upon the composition of its fleet, management believes that Kiwi will request that the Partnership hushkit one or both of the 727 aircraft by December 1996.

         During 1995, Kiwi encountered continued liquidity and operating problems. The Partnership and Kiwi agreed to a deferral of February 1995 and half of March 1995 rent ($165,000 in the aggregate) plus an accommodation to permit Kiwi to not fund the maintenance reserves in February, March and April 1995. The deferred rent is payable with interest of 12% over a 9-month period which began July 1, 1995. All payments have been made as scheduled through December 31, 1995 and the outstanding balance of rents receivable was approximately $56,000 as of such date. The Partnership received or accrued approximately $200,000 in 1995 with respect to the utilization lease of the spare engine, approximately $100,000 of which was accounted for as reserves for maintenance. Additionally, at December 31, 1995, the Partnership held maintenance deposits aggregating $1,135,000 with respect to the Kiwi aircraft which are reflected as restricted cash on the balance sheet dated December
31, 1995. Kiwi requested additional time to make February 1996 rental, deferred rental and maintenance payments and made such payments in late February 1996 and early March 1996. Kiwi's ability to make timely lease and maintenance reserve payments in the future is uncertain due to its continued liquidity and capital concerns.

         The Partnership recorded provisions for decline in market value of $1,943,000 and $2,335,000 during the years ended December 31, 1994 and 1992, respectively, with respect to these aircraft. These provisions are reflected in the carrying value of the Partnership's investments in these two aircraft as of December 31, 1995.

         Continental Airlines Leases During December 1988, the Partnership acquired a Boeing 727-200 advanced aircraft for a total purchase price of $8,025,000. The aircraft was originally subject to an operating lease with Continental Airlines, Inc. ("Continental"), the term of which ends on October 31, 1996. Rental payments are payable monthly, in advance at the rate of $81,000.

         During December 1988, the Partnership acquired a Boeing 747-100 aircraft for a total purchase price of $17,847,000. The aircraft was originally subject to an operating lease with Continental, the term of which was scheduled to expire on April 30, 1996 with rental payable monthly, in advance, at the rate of $269,000.

        In January 1995, Continental announced that it was grounding its Airbus Industrie manufactured aircraft and taking certain Boeing 747 aircraft out of service, including the Boeing 747 Aircraft owned by the Partnership. Continental discontinued utilizing the Aircraft, did not make any rental payments after January 1995 and returned the Aircraft to the Partnership. The Partnership sent Continental a default notice with respect to the unpaid rent and preserved all of its rights against Continental. During the quarter ended September 30, 1995 the Partnership and Continental completed the negotiation of a lease settlement agreement ("Lease Settlement"). Under the terms of the Lease Settlement, Continental agreed to pay the Partnership the amount otherwise due under the Lease as rent for the period February 1995 to August 1995 plus a discounted amount representing the amount of rent that would have been due under the Lease for the period September 1, 1995 to April 30, 1996, the scheduled expiration date of the Lease. Continental returned the Aircraft and engines in the return condition required by the Lease. On October 16, 1995 the Partnership received the Lease Settlement proceeds totaling $3,906,491.

        A substantial portion of the proceeds were accounted for under the cost recovery method reducing the Partnership's net carrying value of the aircraft. At December 31, 1995, the Partnership had a carrying value of $6,061,000 in the 747-100 aircraft which approximated its estimated market value at such date. The remaining gain on the lease settlement was offset by the related management fees accrued and thus no net gain or loss was recognized on the settlement.

        The Partnership is remarketing the aircraft and has had lease negotiations with several potential lessees. The Partnership estimates that the aircraft will require approximately $1.3 million of maintenance work in order to integrate the aircraft to a new lessee. It is anticipated that the Partnership will utilize its loan facility or cash reserves to finance such maintenance and integration costs.

         Continental did not make the monthly rental payments under the leases on December 1, 1990 and filed for Chapter 11 Bankruptcy protection on December 3, 1990. Below is a description of the various lease modifications and other financial agreements that the Partnership has with Continental, principally as the result of the bankruptcy.

         On July 3, 1991, the Bankruptcy Court approved an agreement amending the Partnership's lease agreements with Continental with respect to the Partnership's Boeing 727-200 advanced, and Boeing 747-100, aircraft. Pursuant to the agreement, Continental paid 50% of the rentals due each month, effective June 1, 1991. Continental resumed paying 100% of the rentals due each month beginning October 1, 1991, issued promissory notes for the unpaid rents for December 1990 through May 1991 and the remaining 50% of the rentals due for the months of June 1991 through September 1991 (which totaled $2,798,000 and which were sold to a third party) and reduced the rentals with respect to the Boeing 727-200 advanced aircraft from $118,000 to $81,000 per month, effective December 1, 1990. The amount of the rent payable with respect to the Boeing 747-100 aircraft was not changed at that time.

         Additionally, the Partnership also agreed to and advanced $500,000 for certain qualifying capital expenditures incurred by Continental with respect to the Boeing 747-100 aircraft and $250,000 for the Boeing 727-200 advanced aircraft which are being repaid by Continental with interest at 12% per annum, over the lesser of 36 months or the then remaining lease term. The advances for these qualifying capital expenditures were funded from operating reserves. The balance of the related receivables aggregated $199,000 at December 31, 1995. All first quarter 1996 repayments of advances have been made by Continental when due.

         On December 30, 1992, the Bankruptcy Court approved an agreement to further amend the Partnership's lease agreements with Continental with respect to the Partnership's Boeing 727-200 Advanced and Boeing 747-100, aircraft. Pursuant to the agreement, rentals attributable to the period from November 1, 1992 through February 15, 1993 were deferred. Continental resumed paying rentals on a current basis beginning February 15, 1993. The deferred rentals are payable, along with interest at the rate of 8.70% per annum, in 36 equal monthly installments which began May 1, 1993. At December 31, 1995, the balance of the deferred rentals was $152,000. All first quarter 1996 repayments of deferred rentals have been made by Continental when due.

         The Partnership recorded provisions for decline in market value of $400,000 and $57,000 during the years ended December 31, 1995 and 1994, respectively, to reflect an estimate of the recoverability of the Partnership's investment in the Boeing 727-200 aircraft.

         The lease of the Boeing 727-200 expires in October 1996, unless renewed. The Partnership is investigating opportunities with respect to the aircraft if it is returned by Continental, including an upgrade to Stage 3 or cargo conversion (See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations").

         Trans World Airlines Lease During February 1989, the Partnership acquired a McDonnell Douglas MD-82 aircraft for a total purchase price of $21,017,000. The aircraft is subject to an operating lease with TWA.
Airlines, Inc. ("TWA"). The lease which was originally scheduled to expire on April 23, 1993 was modified and under the terms of the lease amendment was extended until October 1, 1998 with rentals payable monthly, in advance, at the rate of $185,000 per month.

         Pursuant to the lease amendment, the Partnership reimbursed TWA for $225,000 of capital improvements which were made to the aircraft and advanced $750,000 to TWA to finance certain major maintenance procedures which were performed on the aircraft. TWA is repaying the $750,000 to the Partnership over the remaining lease term, in equal monthly installments, with interest at a fixed rate of 9.68%. At December 31, 1995, the balance of the receivable was

$428,000 ($557,000 at December 31, 1994). All first quarter 1996 payments have been made by TWA as scheduled.

         In mid-October 1994 because of operating and financial problems, TWA announced that it would seek a global restructuring of its capital by offering common stock for its debt securities, preferred stock obligations and lease deferrals negotiated with aircraft lessors such as the Partnership ("Exchange Offer"). TWA and the Partnership agreed to a deferral of 50% of the rent scheduled for November 1994 and 75% of the rent scheduled from December 1994 to April 1995 with originally scheduled payments resuming in May 1995. Additionally, TWA and the Partnership reached an agreement to extend the lease of the MD-82 aircraft six years beyond the then scheduled expiration date to October 1, 2004 at the current lease rate of $185,000 per month. The rents deferred during the November 1994 to April 1995 period are being repaid with interest at 12% from the date of the deferral over an 18 month period which began May 1, 1995. On June 30, 1995, TWA filed a prepackaged reorganization plan under Chapter 11 of the U.S. Bankruptcy Code. On August 23, 1995, the reorganization plan, which included the foregoing lease modifications, was confirmed by the Bankruptcy Court and TWA emerged from bankruptcy. TWA has made all rental payments, advance repayments and payments of deferred rent when due. However, there can be no assurance that TWA will be able to meet its obligations in the future. At December 31, 1995 and 1994, the Partnership had $465,000 and $231,000 of deferred rent receivables relating to the TWA aircraft which were included in rents and other receivables on the balance sheets.

         USAir Lease During March 1989, the Partnership acquired one-half of the beneficial interest in a trust ("Trust") which is the owner/lessor of a McDonnell Douglas MD-81 aircraft for a total purchase price of $9,999,000. The remaining one-half interest in the Trust is owned by Pegasus Aircraft Partners II, L.P., an affiliated partnership. The aircraft is subject to an operating lease with USAir, Inc., the term of which ends on June 1, 1998. The lease may be terminated subject to the lessee's guarantee that the Partnership will receive contractually defined minimum termination values upon remarketing of the aircraft. Rental payments are payable quarterly, in arrears, at a rate of $304,000 (for the Partnership's one-half interest in the aircraft). The lease provides for one three-year renewal option, at the same quarterly rental rate. If the lease is not renewed for the first renewal period, the lessee must make a termination payment of $1,113,000 to the Partnership. USAir also has three additional one-year renewal options at fair market rental rates. USAir may elect to purchase the aircraft at its fair market value at the end of any renewal term.

         The McDonnell Douglas MD-81 aircraft was purchased subject to a tax benefit transfer lease ("TBT lease") which provided for the transfer of the investment tax credits and depreciation deductions with respect to the aircraft to a tax lessor. Under the TBT lease, the Trust, as the owner of the aircraft and the tax lessee under the TBT lease, has agreed to indemnify the tax lessor if certain anticipated tax benefits are lost by the tax lessor as a result of, among other things, acts or omissions by the Trust, breach of covenants by the Trust under the TBT lease, loss or damage to the aircraft or use of the aircraft outside the United States. The TBT lease requires that a letter of credit be posted to collateralize this obligation. The Partnership is obligated for its share of the cost of the letter of credit as well as any related calls on the letter of credit.

         The letter of credit has a current face amount of approximately $2.3 million. Under the terms of the letter of credit agreement, the Partnership was required to deposit with the Lender $35,000 per quarter as cash collateral to collateralize the obligation. In conjunction with the extension of the Partnership loan commitment (see Item 7, "Management Discussion and Analysis of Financial Conditions and Results of Operations" and Item 8, "Financial Statements," Footnote 7, Loans payable), the Lender released its interest in substantially all of the cash in the collateral account. The balance in the cash collateral account was $455,000 ($70,000 of which was funded in 1995) at the time the bank released the funds. The Partnership remains obligated under the letter of credit arrangement.

         Under the operating lease, the lessee, USAir, has assumed all liabilities, indemnities and obligations of the Trust to the tax lessor under the TBT lease and has agreed to indemnify the Trust for any liability, indemnity or obligation to the tax lessor under the TBT lease except for liability resulting from breaches by the Trust of various covenants under the operating lease. It has not posted a letter of credit to collateralize this obligation. As a result of the foregoing, if the tax lessor draws on the letter of credit as a result of action by the lessee, the Partnership and Pegasus Aircraft Partners II, L.P. through the Trust will be responsible for the loss to the tax lessor until and if the lessee performs under its indemnification. To date, there have been no calls on the letter of credit.

         The tax lessor is entitled to call on the letter of credit whether its loss of tax benefits is caused by Pegasus Aircraft Partners II, L.P. or the Partnership, and Pegasus Aircraft Partners II, L.P. and the Partnership have agreed to indemnify each other for any loss occasioned by the acts of the other.

Significant Lessees

         The Partnership leased its aircraft to four different airlines during 1995. Revenues from all of these airlines accounted for greater than 10% of the total rental revenues of the Partnership during 1995 as follows:

                    Airline                             Percent of Total Rental Revenues
         ----------------------------------             --------------------------------
         Continental Airlines, Inc.(1)                               20.3%
         TransWorld Airlines, Inc.                                   36.5%
         USAir, Inc.                                                 20.0%
         Kiwi International Air Lines, Inc.                          23.2%

(1) Additionally, the Partnership received a lease settlement payment of $3,906,401 from Continental with respect to the early return and termination of the lease of the Boeing 747-100 aircraft which is not included in the above percentages. Substantially all of such settlement was accounted for under the cost recovery method.


Safety Requirements and Aircraft Aging

         In addition to registration, the FAA imposes strict requirements governing aircraft inspection and certification, maintenance, equipment requirements, general operating and flight rules (including limits on arrivals and departures), noise levels, certification of personnel and record keeping in connection with aircraft maintenance. FAA regulations establish standards for repairs, periodic overhauls and alterations and require that the owner or operator of an aircraft establish an airworthiness inspection program to be carried out by certified mechanics. No aircraft of the Partnership may be operated without a current airworthiness certificate.

         The FAA periodically reviews Service Bulletins which are issued by the aircraft manufacturers. These bulletins focus on safety problems that have developed during the aircraft's operation. The FAA may incorporate these Service Bulletins in Airworthiness Directives ("ADs"), which are mandates requiring the airline to perform specific maintenance within a specified period of time.

         Aircraft aging is a significant issue in aircraft safety regulation. In the past, certain aviation incidents and accidents raised concerns over the structural integrity of older aircraft. In 1989, in its "Report to Congress on the Status of the U.S. Stage 2 Commercial Aircraft Fleet", the FAA stated that "no correlation has been established between the chronological age of an aircraft and its structural airworthiness. A more accurate assessment of the physical "age" of an aircraft is the total number of flight cycles and flight hours flown." A flight cycle is defined as one takeoff and one landing. A flight cycle is important because of the added stress on the airframe, landing gear and other components from repeated takeoffs, landings and pressurizations. As different types of aircraft have different missions, and carriers fly a variety of routes, flight cycles can vary widely among aircraft of the same chronological age. In general, narrow-body aircraft which are used for short-haul service will have greater cycles per year than wide-body aircraft used for longer routes. Other factors which contribute to the aging of an aircraft are the number of hours actually flown, the predominant environment in which an aircraft has flown, and its actual age in years.

         The FAA has adopted certain ADs for Boeing and McDonnell Douglas aircraft models, including Boeing 727s, 737s and 747s and McDonnell Douglas DC-9s, MD-80s and DC-10s. These ADs make mandatory the periodic replacement or modification of structural materials, fittings and skin at certain times in the life of an aircraft, typically when the aircraft reaches a certain number of flight cycles or age threshold. Previously, these aircraft were subject only to periodic inspection, and the replacement and modification of materials and parts was done where deemed necessary. Similar ADs for Lockheed and Airbus manufactured aircraft are expected to be proposed and adopted by the FAA. In addition, it is widely expected that foreign civil aviation authorities, especially in Europe and Japan, will adopt similar measures to protect the structural integrity of older aircraft.

         These aging aircraft ADs will initially impact only a limited number of older aircraft, but additional aircraft will be covered as they accumulate time-and-service and reach the thresholds for the required modifications. Significantly, in the case of each aircraft type, a significant majority of replacements or modifications are mandated when a plane reaches a certain number of flight cycles and relatively few required replacements are triggered when a plane reaches a certain chronological age or number of flight hours.

         The following table summarizes the age, flight cycle, and flight hour thresholds for each major aircraft type under the ADs. In general, these thresholds are based on the "economic design goal" of an aircraft, which is typically considered to be the period of service after which an increase in maintenance costs is expected to take place in order to assure continued operational safety. In addition, the table provides an estimate by the FAA of the costs of complying with all of the mandated replacements and modifications of the ADs. It is important to note that since most of the proposed work under the ADs is based on flight cycle thresholds, those lower-cycle aircraft which reach the aircraft age or flight hour thresholds should incur significantly lower AD compliance cost than the total amounts estimated below.

                             Aircraft         Flight           Flight         Estimated
    Aircraft                    Age            Cycle            Hour             AD
      Type                   Threshold       Threshold        Threshold         Costs
    --------                 ---------       ---------        ---------       ----------
                              (Years)
Boeing 727                      20             60,000             N/A         $1,100,000
Boeing 737                      20             75,000             N/A         $  934,000
Boeing 747                      20             20,000*            N/A         $3,400,000
McDonnell Douglas DC-9          20            100,000          75,000         $   79,000
McDonnell Douglas MD-80         20             75,000          75,000         $    4,000
McDonnell Douglas DC-10        None            42,000          60,000         $  187,000

* Substantially cycle limited

         Flight cycle and flight hour information with respect to the Partnership's aircraft are included in the aircraft portfolio table included earlier on page 3.

         The Partnership's leases generally require the lessees to bear the costs of compliance with ADs which require action during the lease terms. The Partnership's three 727 Boeing aircraft have had the major calendar modifications performed as required.

         Overall, the General Partners believe that the increased maintenance costs mandated for older aircraft may have some impact on re-lease and resale values for these aircraft, but counterbalancing this, compliance with the ADs should also serve to prolong the revenue lives of the affected aircraft.


Aircraft Noise Regulations

         On November 5, 1990, Congress enacted into law the Airport Noise and Capacity Act of 1990 (the "Act"). On September 24, 1991, the FAA issued the final rules of implementation for the Act. The Act provides that Stage 2 aircraft will be phased out from operation within United States airspace as of December 31, 1999.

         Implementing regulations proposed by the FAA would require each United States operator to increase its Stage 3 airplane fleet to 25 percent by December 31, 1995; to 50 percent by December 31, 1996; to 75 percent by December 31, 1998 and to 100 percent by December 31, 1999.

         However, the Act further provides, that if by July 1, 1999, at least 85% of an air carrier's fleet complies with Stage 3 noise levels, the carrier may apply for a waiver of the operational ban for the remaining aircraft in the operator's fleet until December 31, 2003. The application for such a waiver must be submitted to the Secretary of the Department of Transportation no later than January 1, 1999 and must include a plan with firm orders for making all aircraft operated by the air carrier comply with Stage 3 noise levels by December 31, 2003.

         Stage 3 hushkitting and re-engineering for the Boeing 727-200 aircraft have been approved by the FAA. The aviation industry is in the process of evaluating the economics of such technology. The Partnership's Boeing 747 will comply with Stage 3 noise levels if it is flown with certain operating restrictions. Alternatively, the engines can be upgraded with existing technology to provide for greater performance and compliance with Stage 3 requirements.

         Certain airlines have determined that it is economically feasible to hushkit certain Stage 2 aircraft to achieve Stage 3 noise standards. The Partnership continues to monitor the marketplace based upon the availability of aircraft, pricing for Stage 2 and Stage 3 aircraft and the timetable for implementation of Stage 3, to best position the Partnership's aircraft for continued and future deployment.

Competition

         The aircraft leasing industry is highly competitive. The Partnership competes with aircraft manufacturers, distributors, airlines and other operators, equipment managers, leasing companies, financial institutions and other parties engaged in leasing, managing or remarketing aircraft, many of which have significantly greater financial resources and greater experience than the Partnership. Such competitors may lease aircraft at lower rates than the Partnership and provide benefits, such as direct maintenance, crews, support services and trade-in privileges, which the Partnership does not intend to provide. Competitors may include certain affiliates of the General Partners.

Employees

         The Partnership has no employees. The officers, directors and employees of the General Partners and their affiliates perform services on behalf of the Partnership. The General Partners are entitled to certain fees and reimbursements of certain out-of-pocket expenses incurred in connection with the performance of these management services. See Item 10 of this Report, "Directors and Executive Officers of the Registrant", and Item 13 of this Report, "Certain Relationships and Related Transactions", which are incorporated herein by reference.


Item 2. Properties

         The Partnership does not own or lease any physical properties other than the aircraft and engine which are discussed in Item 1 of this Report, "Business", which is incorporated herein by reference.


Item 3. Legal Proceedings

         In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and PaineWebber Group, Inc. (together, "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re: PaineWebber Limited Partnerships Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Air Transport Leasing Inc., an affiliate of PaineWebber and the Administrative General Partner in the Partnership ("Administrative General Partner").

         The amended complaint in the New York Limited Partnership Actions alleged, among other things, that, in connection with the sale of interests in the Partnership, PaineWebber and the Administrative General Partners (1) failed to provide adequate disclosure of the risks involved with each partnership; (2) made false and misleading representations about the safety of the investments and the partnership's anticipated performance; and (3) marketed the partnership to investors for whom such investments were not suitable. The plaintiffs also alleged that following the sale of the partnership investments PaineWebber and the Administrative General Partner misrepresented financial information about the partnership's value and performance. The amended complaint alleged that PaineWebber and the Administrative General Partner violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

         On May 30, 1995, the US District Court certified class action treatment of the plaintiffs' claims in the New York Limited Partnership Actions.

         In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation which the parties expect to submit to the court for its consideration and approval within the next several months. Until a definitive settlement and plan of allocation is approved by the court, there can be no assurance what, if any, payment or non-monetary benefits will be made available to unitholders in the Partnership.

         In April 1995, two investors in the Pegasus limited partnerships filed a purported class action in the Circuit Court of the State of Illinois for Cook County entitled Robert M. Jacobson, et al. v. PaineWebber, Inc., et al., making allegations substantially similar to those in the New York Limited Partnership Actions, but limited in subject matter to the sale of the Pegasus partnerships, and without a RICO claim. The plaintiffs in the Jacobson case simultaneously remained as participants in the New York Limited Partnership Actions, and subsequently sought to intervene in that action and to be named class representatives for a separate subclass that they asked the Court to establish consisting of investors in the Pegasus partnerships. The court in the New York Limited Partnership Actions has not yet ruled on their request.

         Three actions were filed in the District court for Brazoria county, Texas, relating to the sale and sponsorship of interests in the Partnership and an affiliated partnership. The complaints make state law claims, specifically, common law fraud, consipiracy, violations of section 27.01 of the Texas Business and Commerce Code, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty, violations of the Texas Securities Act, and violations of the Texas Deceptive Trade Practices Act. The plaintiffs seek unspecified damages, including attorney's fees, reimbursement for all sums invested by them in the partnerships, exemplary damages, and treble damages under the Texas Deceptive Trade Practices Act. All three actions have been removed to federal court and two have been transferred to the United States District Court for the Southern District of New York. The third action has been dismissed with the consent of the parties on the ground that it is duplicative of the two actions now before the federal court in New York.

         In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchases of various limited partnership interests. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages.

         Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber and its affiliates, including the Administrative General Partner could be entitled to indemnification from the Partnership for expenses and liabilities in connection with this litigation. The General Partners are unable to determine the effect, if any, of such actions on the Partnerships' financial statements, taken as a whole.

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Limited Partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1995.

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         The Units represent the economic rights attributable to limited partnership interests in the Partnership. There is no organized trading market for the purchase and sale of the Units and certain measures have been adopted and implemented to assure that no such organized trading market will develop to assure continued Partnership status.

         As of March 1, 1996, the number of Limited Partners of record was approximately 5,000.

         The Partnership has declared the following distributions to its Limited Partners out of cash flow received from operations during 1995 and 1994:

                              Amount Of
                            Distribution
              Period          Per Unit           Record Date              Payment Date
              ------          --------           -----------              ------------
         1st Quarter 1995       $.25             March 31, 1995           April 29, 1995

         2nd Quarter 1995        .30             June 30, 1995            July 29, 1995

         3rd Quarter 1995        .90             September 30, 1995       October 29, 1995

         4th Quarter 1995        .40             December 31, 1995        January 26, 1996

         1st Quarter 1994        .45             March 31, 1994           April 29, 1994

         2nd Quarter 1994        .45             June 30, 1994            July 29, 1994

         3rd Quarter 1994        .45             September 30, 1994       October 28, 1994

         4th Quarter 1994        .45             December 31, 1994        January 27, 1995

         Total distributions to all partners for 1995 and 1994 were declared as follows (in thousands):

                                                  1995             1994
                                                  ----             ----
         Limited Partners                        $7,400           $7,200
         General Partners                            74               72
                                                 ------           ------
                                                 $7,474           $7,272
                                                 ======           ======

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes, approximately 88%, 94% and 62%, respectively, of the cash distributions declared for the years ended December 31, 1995, 1994, and 1993 constituted a return of capital. Also, based on the amount of net income reported by the Partnership for accounting purposes, approximately 68% of the cash distributions paid to the partners from inception of the Partnership through December 31, 1995 constituted a return of capital. However, the total actual return on capital over the Partnership's life can only be determined at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized.


Item 6. Selected Financial Data

         The following selected financial data of the Partnership was derived from the audited financial statements for the indicated periods. The information set forth below should be read in conjunction with the Partnership's financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Items 8 and 7, respectively, of this Report, which are incorporated herein by reference.

                                                           As of December 31,
                                                       or Year Ended December 31,
                                    1995          1994           1993             1992            1991
                                    ----          ----           ----             ----            ----
                                                 (in thousands, except per unit amounts)
Rental Revenue                    $6,076(2)      $8,527          $9,062         $10,006          $10,253
Net Income                           880            426           2,881           1,740            3,927
Net Income per Limited
     Partnership Unit (1)            .22            .11             .71             .43              .97
Distributions per Limited
     Partnership Unit (1)           1.85           1.80            1.90            2.30             2.16

Total Assets                      36,611         42,619          46,727          51,875           59,926
Notes Payable                      1,625          2,000               -               -                -
Partners' Equity                  31,176         37,770          44,616          49,411           56,964

---------------
(1)   Distribution amounts are reflected on the accrual basis.

(2) Such amount excludes lease settlement proceeds accounted for under the cost recovery method.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         The Partnership owns and manages a diversified portfolio of leased commercial aircraft and makes quarterly distributions to the partners of net cash flow generated by operations. In certain situations, the Partnership may retain cash flow from operations to finance authorized capital expenditures.

         Cash distributions declared by the Partnership were approximately $7.4 million in 1995 ($1.85 per Unit), $7.3 million in 1994 ($1.80 per Unit) and $7.7 million in 1993 ($1.90 per Unit). Net cash provided by operating activities was $6.1 million for 1995, $7.9 million for 1994 and $8.5 million for 1993. In 1995, the Partnership received the Continental Lease Settlement proceeds of $3.9 million which was substantially accounted for under the cost recovery method and thus, was not included in cash from operations. In the aggregate, for this three year period net cash provided by operating activities totaled $22.5 million and cash distributions declared by the Partnership totaled $22.4 million. Further, during 1995, 1994 and 1993 the Partnership paid cash distributions of $7.7 million, $7.3 million and $7.9 million, respectively, totaling $22.9 million for the three year period.

         Partnership equity declined by approximately $6.6 million for 1995, from December 31, 1994 to December 31, 1995 as a result of the declaration of cash distributions to the partners in excess of the Partnership's net income. This resulted from the fact that, unlike net income, cash flow generated by operations, which is the source of the cash utilized to make the distributions, is not reduced by depreciation expense and provisions for decline in market value of aircraft attributable to the Partnership's aircraft. Additionally, a significant portion of the Lease Settlement proceeds received from Continental were accounted for under the cost recovery method and thus did not flow through the Statement of Income for 1995. (See Footnote 1, "Significant Accounting Policies" and Footnote 5, "Aircraft Under Operating Leases")

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes, approximately 88%, 94% and 62%, respectively, of the cash distributions declared for the years ended December 31, 1995, 1994 and 1993, constituted a return of capital. Also, based on the amount of net income reported by the Partnership for accounting purposes, approximately 68% of the cash distributions paid to the partners from inception of the Partnership through December 31, 1995 constituted a return of capital. However, the total actual return on capital over the Partnership's life can only be determined at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized.

         In April 1994, the Partnership established a loan facility with a third party lender which expired in May 1995. In July 1995, the Partnership and the Lender completed an extension of the commitment. Under the new agreement, the aggregate commitment remained at $4,000,000, the Partnership's ability to borrow under the facility was extended until May 1, 1997 and the floating interest rate charged under the facility was reduced to the Lender's prime rate plus .5%. The Lender released the Boeing 747-100 aircraft as collateral under the loan and received a perfected security interest in the Partnership's MD-82 aircraft leased to TWA. Through December 31, 1995, the Partnership had borrowed an aggregate of $2,150,000 pursuant to the loan agreement, of which $1,625,000 and $2,000,000 were outstanding at December 31, 1995 and December 31, 1994, respectively. In connection with the extension of the loan commitment the Lender released its interest in a cash collateral account established to secure the Partnership's obligation under the letter of credit agreement relating to the TBT lease.

         The Partnership may require additional financing to fund future maintenance work on aircraft, hushkitting the aircraft, or other capital improvements such as cargo conversion. For example, because of FAA mandated compliance with Stage 3 aircraft noise regulation, Kiwi may request the Partnership to hushkit one or both of the 727 aircraft leased to Kiwi. If the Partnership were to elect to hushkit these aircraft, the Partnership would need to utilize its current loan facility or complete a new financing. The Partnership can borrow up to 35% of the original offering proceeds. Any such borrowings will only be made if the General Partners believe such borrowings will be in the best interests of the Partnership and enhance portfolio value. The

Partnership cannot utilize borrowings to purchase aircraft. However, there can be no assurance that the Partnership would be able to obtain any additional borrowings, if required.

         At December 31, 1995, the Partnership's unrestricted cash and cash equivalents exceeded declared but unpaid distributions to partners by $2,465,000. At December 31, 1994, the Partnership's declared, but unpaid, distributions to the partners exceeded unrestricted cash and cash equivalents by $55,000. The principal reasons for the increase in cash is the retention of approximately half of the proceeds from the Continental Lease Settlement plus the release of the cash that was in the cash collateral account that previously collateralized the Partnership's obligation under a letter of credit. It is anticipated that such proceeds will be utilized for any modification needed to enhance the leasability of the 747 (or any other aircraft as deemed necessary) and for distribution to partners.

         Rent and other receivables decreased by $419,000 from $1,953,000 at December 31, 1994 to $1,534,000 at December 31, 1995. This decrease is primarily the result of the continued repayments of advances and deferrals to various lessees, net of deferrals granted to lessees in 1995.

         Prepaid expenses increased by $12,000 from $35,000 at December 31, 1994 at $47,000 at December 31, 1995, due primarily to amounts associated with the extended loan commitment (See Item 8, "Financial Statements" Note 7, "Notes Payable")

         Payable to affiliates increased by $348,000 from $280,000 at December 31, 1994 to $628,000 at December 31, 1995. The increase was attributable to the management fees associated with the Continental Lease Settlement which were accrued at December 31, 1995 and the voluntary deferral by the Administrative General Partner of management fees and re-lease fees otherwise payable with respect to the period commencing January 1, 1995.

         Deferred rental income increased $81,000 from $137,000 at December 31, 1994 to $218,000 at December 31, 1995 due to the receipt in December 1995, of certain rents due January 1, 1996 with respect to the January period.

         Management and re-lease fees payable to the General Partners for the 1995 Period increased $97,000, or 16%, as compared to the 1994 Period. Management fees (base management fees and incentive management fees) increased by $83,000 for the 1995 Period as compared to the 1994 Period. This was principally because of the fees recorded associated with the Continental Lease Settlement which included a settlement of future rentals (through April 1996) substantially all of which was accounted for under the cost recovery method, which resulted in a greater base on which fees were recorded in 1995 as compared to 1994. Re-lease fees incurred during the 1995 Period increased by $14,000 as compared to the 1994 Period due principally to the fees associated with the re-lease of the two Boeing aircraft to Kiwi during 1994 and thus was subject to re-lease fees for only a portion of the 1994 Period.

         During 1995, TWA completed its financial restructuring and made all payments due. Additionally, during 1995, Kiwi continued to make rental and maintenance payments subject to the leases as amended, although it continues to have liquidity and capital concerns. Kiwi requested an extension of time to make related rental, deferred rent and maintenance reserve payments for February 1996 and made such payments in late February 1996. Finally, the Partnership settled the Continental 747 lease obligations in 1995 and accepted redelivery of the aircraft. The Partnership has entered into discussions with potential users of the aircraft. It is anticipated that certain scheduled maintenance and integration costs, which are estimated to aggregate $1,300,000 will be necessary to complete a remarketing. The Partnership intends to finance such costs as necessary through its cash reserves and loan facility. Additionally, because of the need to meet Stage 3 aircraft thresholds required by FAA mandated noise regulation, Kiwi may require that the Partnership hushkit (upgrade to Stage 3) one or both of the 727 aircraft leased to Kiwi. If the Partnership determines to perform such work, which is estimated to cost $1.9 million per aircraft, it will need to finance substantially all of such cost through its loan facility or other new borrowings which may or may not be obtainable. If the Partnership elects not to do such work, Kiwi may terminate the lease and the Partnership may encounter delays and costs of redeployment. The Partnership's future cashflow will be impacted by the timing and the lease rate achieved with respect to a remarket of the 747 aircraft, which was available for lease at December 31, 1995, as well as any changes in the status of the Kiwi leases as the result of Kiwi's continued liquidity concerns or because of Stage 3 implementation. Additionally, the lease of the 727 aircraft to Continental is scheduled to expire in October 1996, unless renewed. The Partnership is investigating opportunities with regard to that aircraft.

Litigation

See Item 3, "Legal Proceedings" for a complete discussion of certain class action lawsuits and related settlement.

Results of Operations

         Substantially all of the Partnership's revenue was generated from the leasing of the Partnership's aircraft to commercial air carriers under triple net operating leases. The balance of the Partnership's revenue consisted of interest income earned with respect to certain advances made to lessees as well as certain deferred rental arrangements with Continental, TWA and Kiwi.

         Under the terms of the triple net leases, substantially all of the expenses related to the operation and maintenance of the aircraft during 1995, were paid for by the lessees or in the case of Kiwi, funded to a certain extent through hourly maintenance reserves paid by Kiwi. The direct lease expenses incurred by the Partnership represent the costs of providing insurance coverage for the Partnership's aircraft in excess of the amounts required to be carried by the lessees, trustee fees related to the ownership of the aircraft and the cost of the letter of credit required under the terms of the TBT lease on the McDonnell Douglas MD-81 leased to USAir.

         The Partnership also records depreciation expense pertaining to the aircraft and incurs certain general and administrative expenses in connection with operations of the Partnership. General and administrative expenses consist primarily of investor reporting expenses, transfer agent and audit fees and the cost of accounting services.

Impact Of Future Adoption of Recently Issued Accounting Standard

         The Financial Accounting Standards Board recently issued FASB 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of" ("FAS 121"). FAS 121 requires companies to review their long lived assets, such as the Partnership's aircraft, and certain identifiable intangibles for impairment whenever events and changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable. The Partnership will be required to adopt the provisions of FAS 121 as of January 1996. The Partnership believes that based upon its operations and current methods used to evaluate declines in market value, the future adoption of FAS 121 will not have a material impact on the Partnerships financial position or results of operations.

1995 as compared to 1994

         The Partnership's net income was $880,000 for the year ended December 31, 1995 ("1995 Period"), as compared to $426,000 for the year ended December 31, 1994 ("1994 Period").

         The increase in the Partnership's net income for the 1995 Period as compared to the 1994 Period resulted primarily from the reduced requirement for provision for decline in market value of aircraft in the 1995 Period as compared to the 1994 Period ($400,000 as compared to $2,000,000) offset by a decrease in rental revenue, as a result of the return of the 747-100 aircraft leased to Continental. (See above discussion regarding Continental and the related Lease Settlement.) The decrease in rental revenue was partially offset by a decrease in depreciation due primarily to the non-recognition of depreciation expense in the 1995 Period with respect to the 747-100 aircraft which was off lease for substantially all of 1995 as well as a reduction in depreciable base of certain aircraft due to the provisions for declines in market value provided in 1994.

         Rental revenue decreased $2,451,000 or 28% for the 1995 Period principally due to the non-accrual of rent with respect to the 747-100 aircraft which was returned early in 1995 by Continental (see discussion of Continental Lease Settlement), which was partially offset by rents generated by the two 727-200 aircraft leased to Kiwi that were off-lease for a portion of the 1994 Period.

         Interest income for the 1995 Period increased by $63,000, or 27% in comparison to the 1994 Period. The increase was primarily attributable to the interest income earned with respect to the TWA rent deferrals, the Kiwi rent deferrals and the advance made to Continental in the fourth quarter of 1994 and the undistributed proceeds from the Continental settlement, partially offset by the continued repayment of advances pursuant to various repayment schedules.

         The Partnership recognized other income in 1995 of $233,000 which represented the difference between the Continental Lease Settlements proceeds and the amount of such proceeds accounted for under the cost recovery method. The other income was offset by related management fees.

         Depreciation and amortization decreased by $1,207,000 or 23%, for the 1995 Period in comparison to the 1994 Period. This was due primarily to the fact that the Partnership did not recognize depreciation after the first quarter 1995 with respect to the 747-100 aircraft, which was taken out of service by Continental during the first quarter of 1995, as well as the decrease in depreciable basis of certain aircraft due to the provision for decline in market value of aircraft provided in the 1994 Period.

         The Partnership provided an allowance for decline in market value of $400,000 in the 1995 Period as compared to the $2,000,000 in the 1994 Period to reflect the General Partner's estimate of recoverability of the Partnership investment in certain aircraft based upon estimated Cash Flow, third party appraisals and market conditions.

         General and administrative expenses for the 1995 Period increased by $30,000 or 17% in comparison to the 1994 Period, principally due to an increase in professional fees, including transfer agent servicing expenses.

         Interest expense for the 1995 Period increased by $79,000 or 64% in comparison to the 1994 Period due to the fact that the related borrowings were made in April and July 1994 and thus were not outstanding for the entire 1994 Period, partially offset by principal installments paid during 1995 reducing the balance outstanding.

         Direct lease expenses for the 1995 Period decreased by $8,000, or 7% as compared to the 1994 Period due principally to a reduction in the letter of credit fee in 1995 as compared to 1994.


1994 Compared to 1993

         The Partnership's net income was $426,000 for the year ended December 31, 1994 compared to $2,881,000 for the year ended December 31, 1993.

         The decrease in the Partnership's net income for 1994 resulted primarily from (i) an increase in the provision for decline in market value of aircraft, (ii) a decrease in rental revenue, (iii) an increase in depreciation, and (iv) the interest expense incurred in 1994 relating to amounts borrowed in 1994.

         Rental revenue decreased $535,000 or 6% for 1994 compared to 1993. This decrease was principally because the Northwest aircraft leases which were scheduled to expire in April 1993, were extended at lower lease rates. (The first Northwest aircraft was extended until August 1993 and the second Northwest aircraft was extended until April 1994.) Additionally, the lease term for the McDonnell Douglas MD-82 leased to TWA was extended in April 1993 at a slightly lower lease rate.

         Interest income increased by $12,000 or 6% in 1994 as compared to 1993. This increase was attributable to the interest income earned with respect to the advances which were made to TWA during April 1993 (and, therefore, were not outstanding for all of 1993).

         Depreciation and amortization increased $218,000 or 4% for 1994 in comparison to 1993, principally due to depreciation relating to $2,723,000 of capitalized costs expended in connection with the two aircraft remarketed to Kiwi. The increase was partially offset by the reduced depreciation expense during 1994 with respect to the Boeing 727-200 advanced aircraft leased to Continental as a result of the reserve for decline in market value of the aircraft which the Partnership recorded at December 31, 1993.

         The Partnership provided a decline in market value of aircraft in the amount of $2,000,000 in 1994 as compared to $434,000 in 1993, to reflect the General Partners' estimate of the recoverability of the Partnership's investments in certain aircraft.

         Aggregate subordinated management and re-lease fees paid to the General Partners were similar for 1994 as compared to 1993. Management fees decreased because of the decreases in the Partnership's rental revenue and net income (without regard to depreciation) which serve as the bases with respect to which the management fees are calculated. However, the decrease in such management fees was substantially offset by an increase in re-lease fees during 1994. There were no re-lease fees prior to the second quarter of 1993.

         The Partnership incurred interest expense of $123,000 in 1994, with respect to the borrowings made in April 1994 and July 1994. The Partnership had no such borrowings outstanding in 1993. (See Item 8, Financial Statements, Note 7, "Notes Payable").

Inflation and Changing Prices

         Inflation has had no material impact on the operations or financial condition of the Partnership during 1995. However, market and worldwide economic conditions and changes in federal regulations have in the past, and may in the future, impact the airline industry and thus lease rates and aircraft values. Additionally, inflation and changing prices, may affect future leasing rates and the eventual selling price of the aircraft.

Item 8. Financial Statements

List of Financial Statements

                                                                    Page
                                                                    ----
Report of Independent Accountants                                   F-2

Balance Sheets -- December 31, 1995 and 1994                        F-3

Statements of Income for the years ended
    December 31, 1995, 1994 and 1993                                F-4

Statements of Partners' Equity for the years ended
    December 31, 1995, 1994 and 1993                                F-5

Statements of Cash Flows for the years ended
    December 31, 1995, 1994 and 1993                                F-6

Notes to Financial Statements                                       F-8 to F-22


All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted since
(1) the information required is disclosed in the financial statements and notes thereto; (2) schedules are not required under the related instruction or; (3) the schedules are inapplicable.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Limited Partners of
Pegasus Aircraft Partners, L.P.


         We have audited the accompanying financial statements as listed in the index on Page F-1 herein. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pegasus Aircraft Partners, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.

         As discussed in Note 9 to the Financial Statements, there is litigation pending against, among others, the Administrative General Partner and affiliates of the Administrative General Partner. The ultimate outcome of this litigation and its effects, if any, on the Partnership cannot presently be determined.


New York, New York
February 15, 1996 except
as to Note 9 for which the
date is March 19, 1996

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                   BALANCE SHEETS - DECEMBER 31, 1995 AND 1994

                                           ASSETS
                                                           1995                    1994
                                                           ----                    ----
                                                         (in thousands, except unit data)
Cash and cash equivalents (Note 4)                       $ 4,081                  $ 1,763
Restricted cash (Note 5)                                   1,135                      907
Rent and other receivables (Note 5)                        1,534                    1,953
Aircraft, net (Note 5)                                    29,814                   37,961
Prepaid expenses                                              47                       35
                                                         -------                  -------
    Total Assets                                         $36,611                  $42,619
                                                         =======                  =======


                              LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

    Notes payable (Note 7)                               $ 1,625                  $ 2,000
    Accounts payable and accrued expenses                     98                       76
    Payable to affiliates (Note 6)                           628                      280
    Distributions payable to partners                      1,616                    1,818
    Maintenance reserves payable                           1,235                      522
    Deferred rental income                                   218                      137
    Accrued interest payable                                  15                       16
                                                         -------                  -------
      Total Liabilities                                    5,435                    4,849
                                                         -------                  -------

CONTINGENCIES (Notes 5, 7 and 9)

PARTNERS' EQUITY:

    General Partners                                        (485)                    (420)
    Limited Partners (4,000,005 units outstanding
    in 1995 and 1994)                                     31,661                   38,190
                                                         -------                  -------
         Total Partners' Equity                           31,176                   37,770
                                                         -------                  -------
         Total Liabilities and Partners' Equity          $36,611                  $42,619
                                                         =======                  =======

                     The accompanying notes are an integral
                       part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                              STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                      1995              1994              1993
                                                                      ----              ----              ----
                                                                          (in thousands, except unit data
                                                                               and per unit amounts)
REVENUE:
   Rentals from operating leases                                   $    6,076        $    8,527        $    9,062
   Interest                                                               293               230               218
   Other income                                                           233                 -                 -
                                                                   ----------        ----------        ----------
                                                                        6,602             8,757             9,280
                                                                   ----------        ----------        ----------


EXPENSES:
   Depreciation and amortization                                        4,105             5,312             5,094
   Provision for decline in market
     value of aircraft (Note 5)                                           400             2,000               434
   Management and re-lease fees (Note 6)                                  698               601               602
   General and administrative (Note 6)                                    210               180               166
   Direct lease                                                           107               115                97
   Interest expense                                                       202               123                 -
   Aircraft maintenance and storage                                         -                 -                 6
                                                                   ----------        ----------        ----------
                                                                        5,722             8,331             6,399
                                                                   ----------        ----------        ----------


NET INCOME                                                         $      880        $      426        $    2,881
                                                                   ==========        ==========        ==========

NET INCOME ALLOCATED:
   To the General Partners                                                  9                 4                29
   To the Limited Partners                                         $      871        $      422        $    2,852
                                                                   ----------        ----------        ----------
                                                                   $      880        $      426        $    2,881
                                                                   ==========        ==========        ==========


NET INCOME PER LIMITED
   PARTNERSHIP UNIT                                                $      .22        $      .11        $      .71
                                                                   ==========        ==========        ==========

WEIGHTED AVERAGE NUMBER
   OF LIMITED PARTNERSHIP
   UNITS OUTSTANDING                                                4,000,005         4,000,005          4,000,005
                                                                   ==========         ==========        ==========

                     The accompanying notes are an integral
                       part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                    General          Limited
                                                                    Partners         Partners         Total
                                                                    --------         --------         -----
                                                                                  (in thousands)
Balance, December 31, 1992                                           $(305)          $49,716         $49,411

     Net income                                                         29             2,852           2,881

     Distributions to partners declared                                (76)           (7,600)         (7,676)
                                                                     -----           -------         -------

Balance, December 31, 1993                                            (352)           44,968          44,616

      Net income                                                         4               422             426

      Distribution to partners declared                                (72)           (7,200)         (7,272)
                                                                     -----           -------         -------

Balance December 31, 1994                                             (420)           38,190          37,770

      Net income                                                         9               871             880

      Distributions to partners declared                               (74)           (7,400)         (7,474)
                                                                     -----           -------         -------

Balance December 31, 1995                                            $(485)          $31,661         $31,176
                                                                     =====           =======         =======

                     The accompanying notes are an integral
                       part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                               1995             1994             1993
                                                                               ----             ----             ----
                                                                                            (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                 $  880           $  426          $ 2,881
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                           4,105            5,312            5,094
       Provision for decline in market value of aircraft                         400            2,000              434
       Unrestricted maintenance reserves received from lessee                    100              325              433
       Utilization of maintenance reserve provided for                             -             (580)               -
       Change in assets and liabilities:
         Rent and other receivables                                              128              231             (261)
         Prepaid expenses                                                        (12)              (7)              33
         Accounts payable and accrued expenses                                    22               28              (34)
         Payable to affiliates                                                   348              217               20
         Deferred rental income                                                   81              (45)            (137)
         Accrued interest payable                                                 (1)              16                -
                                                                              ------           ------          -------

             Net cash provided by operating activities                         6,051            7,923            8,463
                                                                              ------           ------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Continental settlement, net                                                 3,673                -                -
   Capitalized aircraft improvements                                             (31)          (2,723)            (225)
   Advances to lessees                                                             -             (100)          (1,089)
   Repayment of advances by lessees                                              291              332              176
                                                                              ------           ------          -------
     Net cash provided by (used in) investing activities                       3,933           (2,491)          (1,138)
                                                                              ------           ------          -------

                     The accompanying notes are an integral
                       part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

        FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 (continued)

                                                                               1995             1994            1993
                                                                               ----             ----            ----
                                                                                            (in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                                     -            2,150                -
   Repayment of notes payable                                                   (375)            (150)               -
   Transfers from (to) restricted cash                                           385             (140)            (140)
   Cash distributions paid to partners                                        (7,676)          (7,272)          (7,878)
                                                                             -------          -------          -------
     Net cash used in financing activities                                    (7,666)          (5,412)          (8,018)
                                                                             -------          -------          -------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                                        2,318               20             (693)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR                                                        1,763            1,743            2,436
                                                                             -------          -------          -------

CASH AND CASH EQUIVALENTS
   AT END OF YEAR                                                              4,081            1,763          $ 1,743
                                                                             =======          =======          =======

Supplemental Schedule of Cash Flow Information:
   Interest Paid                                                             $   203          $   107          $     -
   Restricted maintenance reserves collected net of
    maintenance drawdowns                                                    $   613          $   522          $     -
                                                                             =======          =======          =======

NONCASH TRANSACTIONS
   Distributions to partners declared but unpaid                             $ 1,616          $ 1,818          $ 1,818

                     The accompanying notes are an integral
                       part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


1. SIGNIFICANT ACCOUNTING POLICIES

         Basis or Presentation Pegasus Aircraft Partners, L.P. (the "Partnership"), a Delaware limited partnership, maintains its accounting records and prepares financial statements on the accrual basis of accounting. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant assumptions and estimates relate to useful life and recoverability of the aircraft and tax indemnity provisions described below. Actual results could differ from these estimates.

         Cash and Cash Equivalents The Partnership invests funds not immediately required for operations or distributions in short term, highly liquid investments until such time as the funds are required to meet its obligations. The short term, highly liquid investments are recorded at cost which approximates fair market value. For purposes of the balance sheets and the statements of cash flows, the Partnership considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

         Restricted Cash Restricted cash represents maintenance reserves (also described below) collected from Kiwi International Air Lines, Inc. ("Kiwi") with respect to the two aircraft leased to Kiwi. (See also Note 5 "Aircraft Under Operating Leases") In prior years, restricted cash included cash in a collateral account that secured the Partnership's obligation under a letter of credit agreement (See Note 5 "Aircraft Under Operating Leases" and Note 7, "Notes Payable", for further discussion).

         Aircraft and Depreciation The aircraft are recorded at cost, which includes acquisition costs and the acquisition fee and the financial management advisory fee paid to the General Partners. Depreciation is computed using the straight-line method over an estimated economic life of twelve years (five years for the aircraft engine separately leased to Kiwi). Improvements to aircraft are capitalized when incurred and depreciated, generally, over the remaining useful life of the improvement. The Partnership evaluates these estimates based upon changes in market conditions in accordance with generally accepted accounting principles. Accordingly, the Partnership records a provision for decline in market value of aircraft to recognize a loss in the value of an aircraft when the General Partners believe that the recoverability of the Partnership's investment in an aircraft has been impaired. Proceeds received in lease settlements or terminations are accounted for under the cost recovery method when and to the extent that, based upon third party appraisals and market conditions, there has been a diminution to the carrying value of the aircraft.

         Impact Of Future Adoption Of Recently Issued Accounting Standard

         The Financial Accounting Standards Board recently issued FASB 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of" ("FAS 121"). FAS 121 requires companies to review their long lived assets, such as the Partnership's aircraft, and certain identifiable intangibles for impairment whenever events and changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable. The Partnership will be required to adopt the provisions of FAS 121 as of January 1996. The Partnership believes that based upon current operations and current methods used to evaluate declines in market value, the future adoption of FAS 121 will not have a material impact on the Partnerships financial position or results of operations.

                         PEGASUS AIRCRAFT PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995

         Tax Benefit Transfer Lease The McDonnell Douglas MD-81 aircraft under lease to USAir, Inc. ("USAir")was purchased subject to a tax benefit transfer lease which provided for the transfer of the investment tax credits and depreciation deductions with respect to the aircraft to a tax lessor. The transfer was accomplished by the sale, for income tax purposes only, of the aircraft to the tax lessor for cash and a note and a leaseback of the aircraft for rental payments which match the payments on the note. Under the terms of the tax benefit transfer lease, the Partnership's required rental payments are contingent upon and may, by agreement, be offset by the tax lessor's required note payments. Accordingly, no asset or liability for the tax benefit transfer lease has been recorded.

         Maintenance Reserve Funds Two of the Partnership's leases require the lessee to make monthly payments to maintenance reserve funds administered by the Partnership. The Partnership is obligated to reimburse the lessee for specified maintenance costs out of the reserve funds, upon submission of appropriate evidence documenting the maintenance costs incurred by the lessee. Interest earned on the reserve funds is deposited into the funds and utilized in the same manner as other payments to the funds. These reserve funds are included in restricted cash on the balance sheets.

         Operating Leases The aircraft leases which are structured principally as triple net leases are accounted for as operating leases. Lease revenues are recognized ratably over the terms of the related leases.

         Deferred Rental Income Deferred rental income represents rental payments received in advance which have not been earned.

         Income Taxes No provision for income taxes has been made in the financial statements since such taxes are the responsibility of the individual partners rather than the Partnership.

         Net Income Per Limited Partnership Unit The net income per limited partnership unit is computed by dividing the net income allocated to the Limited Partners by the weighted average number of Units outstanding for the period.


2. ORGANIZATION OF THE PARTNERSHIP

         The Partnership was formed on June 23, 1988 for the purpose of acquiring, leasing, and ultimately selling used commercial aircraft principally to US airlines. The Managing General Partner of the Partnership is Pegasus Aircraft Management Corporation, a wholly-owned subsidiary of Pegasus Capital Corporation, and the Administrative General Partner is Air Transport Leasing, Inc., a wholly-owned subsidiary of PaineWebber Group Inc. (collectively, the "General Partners").

         The Partnership is required to dissolve and distribute all of its assets no later than December 31, 2012. The Partnership may reinvest the proceeds from sales of aircraft occurring prior to March 22, 1997, provided that prior to any such reinvestment the Partnership distributes to the Limited Partners cash in an amount sufficient to pay any federal and state income taxes to

                         PEGASUS AIRCRAFT PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


be incurred by the Limited Partners as a result of the aircraft sale. Thereafter, the net proceeds of any sales of aircraft will be distributed to the partners.

         Upon formation of the Partnership, the General Partners each contributed $500 to the capital of the Partnership, and the initial Limited Partner contributed $100 for five limited partnership depositary units ("Units"). An additional 4,000,000 Units were then sold at a price of $20.00 per Unit, with the Partnership receiving gross offering proceeds of $80,000,000.

         Title to the aircraft owned by the Partnership is held by non-affiliated trustees of trusts of which the Partnership is the beneficiary or one of two beneficiaries. The purpose of this method of holding title is to satisfy certain registration requirements of the Federal Aviation
Administration.


3. PARTNERSHIP ALLOCATIONS

         The Partnership Agreement provides that cash flow from operations be distributed on a quarterly basis at the General Partners' discretion, 99% to the Limited Partners and 1% to the General Partners. Cash flow is defined in the Partnership Agreement as including cash receipts from operations and interest income earned, less expenses incurred and paid in connection with the ownership and lease of the aircraft. Depreciation and amortization expenses are not deducted from cash receipts in determining cash flow. Distributable proceeds from sales of aircraft upon liquidation of the Partnership will be distributed in accordance with the partners' capital accounts after all allocations of income and losses.

         Income and losses generally will be allocated 99% to the Limited Partners and 1% to the General Partners. Upon the sale of aircraft, gain generally will be allocated, first, to the General Partners in an amount equal to the difference between their capital contributions and 1.01% of the aggregate capital contributions of the Limited Partners, and, then, 99% to the Limited Partners, and 1% to the General Partners.


4. CASH EQUIVALENTS

         The Partnership invests funds not immediately required for operations or distributions in short-term highly liquid investments. These investments are primarily short-term commercial paper issued by large domestic corporations. At December 31, 1995, the Partnership held short-term commercial paper issued by Ford Motor Credit Company (with various maturities) with par values aggregating $3,826,000, which were acquired at cost aggregating $3,806,985 and short term commercial paper issued by John Deere, Inc. with a par value of $150,000 which was purchased for a cost of $148,974.

                         PEGASUS AIRCRAFT PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


5. AIRCRAFT UNDER OPERATING LEASES

                           Net Investment in Aircraft

         The Partnership's net investment in aircraft as of December 31, 1995 and 1994 consisted of the following (in thousands):

                                                                       1995                 1994
                                                                       ----                 ----
Aircraft on operating leases                                         $56,095              $ 74,415
 Less:  Accumulated depreciation                                     (26,995)              (31,507)
        Reserve for decline in market value of aircraft               (5,169)               (4,769)
        Provision for maintenance cost                                  (178)                 (178)
                                                                     -------              --------
                                                                      23,753                37,961

Aircraft held for lease                                              $18,351              $      -
 Less:  Accumulated depreciation                                      (8,617)                    -
        Net lease settlement proceeds accounted for as cost           (3,673)                    -
        recovery
                                                                     -------              --------
                                                                       6,061                     -
                                                                     -------              --------
                                                                     $29,814              $ 37,961
                                                                     =======              ========

         Net investment in aircraft includes depreciated cost of approximately $127,000 for a spare engine leased to Kiwi at December 31, 1995.

                         PEGASUS AIRCRAFT PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


                            Financial Terms of Leases

         Kiwi International Air Lines Leases The Partnership owns two Boeing 727-200 non-advanced aircraft, originally acquired on December 1988 for $6,308,000 per aircraft. The aircraft were originally leased to Northwest Aircraft, Inc. ("Northwest") subject to operating leases, one of which expired in August 1993 and the other of which expired in April 1994, both after short extensions at lower lease rates. Upon the expiration of the leases, Northwest paid the Partnership $433,000 and $325,000 representing economic settlements in lieu of completing certain maintenance procedures required for the respective leases. On February 1994 and April 1994, the Partnership entered into the leases with Kiwi, each for terms of approximately five years with rents payable monthly in advance $55,000 per aircraft. The leases also required Kiwi to pay maintenance reserves, which can be drawn down by Kiwi for specific maintenance procedures, of $250 per flight hour. The aircraft were delivered in April and July 1994. In connection with the first Kiwi lease, the Partnership also acquired an additional aircraft engine, at a cost of $195,000, which is used as a spare by Kiwi on a utilization basis at $105 per flight hour of use.

         In connection with the Kiwi leases, the Partnership completed certain maintenance procedures, aircraft-aging related modifications, the purchase of the spare engine for Kiwi's fleet discussed above and other lessee-required modifications prior to delivery of the aircraft to Kiwi at an aggregate cost of $3,303,000 of which $580,000 represented maintenance-related work funded by the maintenance-related payments received from Northwest and the balance of which was capitalized as part of the Partnership's basis in the aircraft.

         During the terms of the leases Kiwi can request that the aircraft be hushkitted to obtain Stage III noise abatement for which the lease term will be reset to five years with lease payments increasing to amortize the cost of hushkitting at the rate of 2% per month. Alternatively, the Partnership can deem the hushkitting economically unfeasible at which point Kiwi can terminate the lease and return the aircraft. Based upon the composition of its fleet and the FAA mandated deadlines for compliance with Stage 3 Noise Regulation, management believes that Kiwi will request that the Partnership hushkit one or both of the 727 aircraft by December 1996. Such upgrade is estimated to cost $1.9 million per aircraft and the Partnership would need to acquire additional financing to complete such work.

         During 1995, Kiwi encountered continued liquidity and operating problems. The Partnership and Kiwi agreed to a deferral of February 1995 and half of March 1995 rent ($165,000 in the aggregate) plus an accommodation to permit Kiwi to not fund the maintenance reserves in February, March and April 1995. The deferred rent is payable with interest of 12% over a 9-month period which began July 1, 1995. All 1995 payments have been made as scheduled and the outstanding balance was approximately $56,000 at December 31, 1995. Additionally, at December 31, 1995, the Partnership held maintenance deposits aggregating $1,135,000 with respect to the Kiwi aircraft. Kiwi requested additional time to make February rental, deferred rental and maintenance payments and made such payments in late February 1996 and early March 1996. Kiwi's ability to make future payments on a timely basis is uncertain due to continued liquidity and capital concerns.

                         PEGASUS AIRCRAFT PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


         The Partnership recorded provisions for decline in market value of $1,943,000 and $2,335,000 during the years ended December 31, 1994 and 1992, respectively, with respect to these aircraft. These provisions are reflected in the carrying value of the Partnership's investments in these two aircraft as of December 31, 1995.

         Continental Airlines Leases During December 1988, the Partnership acquired a Boeing 727-200 advanced aircraft for a total purchase price of $8,025,000. The aircraft was originally subject to an operating lease with Continental Airlines, Inc. ("Continental"), the term of which ends on October 31, 1996. Rental payments are payable monthly, in advance at the rate of $81,000.

         During December 1988, the Partnership acquired a Boeing 747-100 aircraft for a total purchase price of $17,847,000. The aircraft was originally subject to an operating lease with Continental, the term of which was scheduled to expire on April 30, 1996 with rental payable monthly, in advance, at the rate of $269,000.

        In January 1995, Continental announced that it was grounding its Airbus Industrie manufactured aircraft and taking certain Boeing 747 aircraft out of service, including the Boeing 747 Aircraft owned by the Partnership. Continental discontinued utilizing the Aircraft, did not make any rental payments after January 1995 and returned the Aircraft to the Partnership. During the quarter ended September 30, 1995 the Partnership and Continental completed the negotiation of a lease settlement agreement ("Lease Settlement"). Under the terms of the Lease Settlement, Continental agreed to pay the Partnership the amount otherwise due under the Lease as rent for the period February 1995 to August 1995 plus a discounted amount representing the amount of rent that would have been due under the Lease for the period September 1, 1995 to April 30, 1996, the scheduled expiration date of the Lease. Continental returned the Aircraft and engines in the return condition required by the Lease. On October 16, 1995 the Partnership received the Lease Settlement proceeds totaling $3,906,491.

        A substantial portion of the proceeds were accounted for under the cost recovery method reducing the Partnership's net carrying value of the aircraft. At December 31, 1995, the Partnership had a carrying value of $6,061,000 in the 747-100 aircraft which approximated its estimated market value at such date. The remaining gain on the lease settlement was offset by the related management fees accrued and thus no net gain or loss was recognized on the settlement.

         The Partnership has entered into various lease modifications and financing arrangements with Continental as a result of the bankruptcy which are summarized below. Continental filed for Chapter 11 bankruptcy protection on December 3, 1990 and stopped making lease payments.

                         PEGASUS AIRCRAFT PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


         On July 3, 1991, the Bankruptcy Court approved an agreement amending the Partnership's lease agreements with Continental with respect to the Partnership's Boeing 727-200 advanced, and Boeing 747-100, aircraft. Pursuant to the agreement, Continental paid 50% of the rentals due each month, effective June 1, 1991. Continental resumed paying 100% of the rentals due each month beginning October 1, 1991, issued promissory notes for the unpaid rents for December 1990 through May 1991 and the remaining 50% of the rentals due for the months of June 1991 through September 1991 (which totaled $2,798,000 and which were sold to an unaffiliated third party) and reduced the rentals with respect to the Boeing 727-200 advanced aircraft from $118,000 to $81,000 per month, effective December 1, 1990. The amount of the rent payable with respect to the Boeing 747-100 aircraft was not changed.

         Additionally, the Partnership also agreed to and advanced $500,000 for certain qualifying capital expenditures incurred by Continental with respect to the Boeing 747-100 aircraft and $250,000 for the Boeing 727-200 advanced aircraft. Continental agreed to repay the amounts advanced by the Partnership pursuant to this financing arrangement, with interest at 12% per annum, over the lesser of 36 months or the then remaining lease term. The advances for these qualifying capital expenditures, were funded from operating reserves. The balance of the related receivables aggregated $199,000 at December 31, 1995. All first quarter 1996 repayments of advances have been made by Continental when due.

         On December 30, 1992, the Bankruptcy Court approved an agreement to further amend the Partnership's lease agreements with Continental with respect to the Partnership's Boeing 727-200 advanced, and Boeing 747-100, aircraft. Pursuant to the agreement, rentals attributable to the period from November 1, 1992 through February 15, 1993 were deferred. Continental resumed paying rentals on a current basis beginning February 15, 1993. The deferred rentals are payable, along with interest at the rate of 8.70% per annum, in 36 equal monthly installments which began May 1, 1993. At December 31, 1995, the balance of the deferred rentals was $152,000. All first quarter 1996 repayments of deferred rentals have been made by Continental when due.

         The Partnership recorded a provision for decline in market value of $400,000 and $57,000 during the years ended December 31, 1995 and 1994, respectively, to reflect an estimate of recoverability of the Partnership's investment in the Boeing 727-200 aircraft.

         Trans World Airlines Lease During February 1989, the Partnership acquired a McDonnell Douglas MD-82 aircraft for a total purchase price of $21,017,000. The aircraft is subject to an operating lease with Trans World Airlines, Inc. ("TWA"). The lease which was originally scheduled to expire on April 23, 1993 was modified and under the terms of the lease amendment was extended until October 1, 1998 with rentals payable monthly, in advance, at the rate of $185,000 per month.

                         PEGASUS AIRCRAFT PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


         Pursuant to the lease amendment, the Partnership reimbursed TWA for $225,000 of capital improvements and advanced $750,000 to TWA to finance certain major maintenance procedures. TWA is repaying the $750,000 to the Partnership over the remaining lease term, in equal monthly installments, with interest at a fixed rate of 9.68%. At December 31, 1995, the balance of the receivable was $428,000 ($557,000 at December 31, 1994). All first quarter 1996 payments have been made by TWA.

         In mid-October 1994 because of operating and financial problems, TWA announced that it would seek a global restructuring of its capital by offering common stock for its debt securities preferred stock obligation and lease deferrals negotiated with aircraft lessors such as the Partnership ("Exchange Offer"). TWA and the Partnership agreed to a deferral of 50% of the original rent scheduled for November 1994 and 75% of the original schedule from December 1994 to April 1995 with originally scheduled payments resuming in May 1995. Additionally, TWA and the Partnership reached an agreement to extend the lease of the MD-82 aircraft by six years beyond the then scheduled expiration date to October 1, 2004 at the current lease rate at $185,000 per month. All rents deferred during the November 1994 to April 1995 period are scheduled to be repaid with interest at 12% from the date of the deferral over an 18 month period commencing May 1, 1995. On June 30, 1995, TWA filed its prepackaged reorganization plan under Chapter 11 of the U.S. Bankruptcy Code. On August 23, 1995, the reorganization plan, which included the foregoing lease modifications, was confirmed by the Bankruptcy Court, and TWA emerged from bankruptcy. TWA has made all rental payments, advance repayments and payments of deferred rent when due. However, there can be no assurance that TWA will be able to meet its obligations in the future. At December 31, 1995 and 1994, the Partnership had $465,000 and $231,000 of deferred rent receivables relating to the TWA aircraft which were included in rents and other receivables on the balance sheets.

         USAir Lease During March 1989, the Partnership acquired one-half of the beneficial interest in a trust ("Trust") which is the owner/lessor of a McDonnell Douglas MD-81 aircraft for a total purchase price of $9,999,000. The remaining one-half interest in the Trust is owned by Pegasus Aircraft Partners II, L.P., an affiliated partnership. The aircraft is subject to an operating lease with USAir, the term of which ends on June 1, 1998. The lease may be terminated subject to the lessee's guarantee that the Partnership will receive contractually defined minimum termination values upon remarketing of the aircraft. Rental payments are payable quarterly, in arrears, at a rate of $304,000 (for the Partnership's one-half interest in the aircraft). The lease provides for one three-year renewal option, at the same quarterly rental rate. If the lease is not renewed for the first renewal period, the lessee must make a termination payment of $1,113,000 to the Partnership. The lessee also has three additional one-year renewal options at fair market rental rates. The lessee may elect to purchase the aircraft at its fair market value at the end of any renewal term.

                         PEGASUS AIRCRAFT PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


         The McDonnell Douglas MD-81 aircraft was purchased subject to a tax benefit transfer lease ("TBT lease") which provided for the transfer of the investment tax credits and depreciation deductions with respect to the aircraft to a tax lessor. Under the TBT lease, the Trust, as the owner of the aircraft and the tax lessee under the TBT lease, has agreed to indemnify the tax lessor if certain anticipated tax benefits are lost by the tax lessor as a result of, among other things, acts or omissions by the Trust, breach of covenants by the Trust under the TBT lease, loss or damage to the aircraft or use of the aircraft outside the United States. The TBT lease requires that a letter of credit be posted to secure this obligation. The Partnership shares in the annual cost of the letter of credit and is obligated for one-half of any calls on the letter of credit.

         The letter of credit has a current face amount of approximately $2.3 million. Through June 1995 the letter of credit agreement obligated the Partnership to deposit $35,000 per quarter (beginning on June 1, 1992 and originally scheduled to terminate on June 1, 1997) into a restricted account at the bank ("Lender") which issued the current letter of credit. The funds in this restricted account, which totaled $385,000 at December 31, 1994, served as cash collateral to collateralize the Partnership's obligations under the letter of credit agreement. In July 1995, the Partnership restructured its borrowing arrangement with the Lender, extending the $4,000,000 commitment to May 1997. The Lender, which also separately held the cash collateral account, released its Security interest in the cash collateral account and eliminated the requirement for future deposits to such account.

         Under the operating lease, the lessee, USAir, Inc., has assumed all liabilities, indemnities and obligations of the Trust to the tax lessor under the TBT lease and has agreed to indemnify the Trust for any liability, indemnity or obligation to the tax lessor under the TBT lease except for liability resulting from breaches by the Trust of covenants under the operating lease. It has not posted a letter of credit to secure this obligation. As a result of the foregoing, if the tax lessor draws on the letter of credit as a result of action by the lessee, the Partnership and Pegasus Aircraft Partners II, L.P., through the Trust, will be responsible for the loss to the tax lessor until they can obtain indemnification from the lessee.

         The tax lessor is entitled to call on the letter of credit whether its loss of tax benefits is caused by Pegasus Aircraft Partners II, L.P. or the Partnership, and Pegasus Aircraft Partners II, L.P. and the Partnership have agreed to indemnify each other for any loss occasioned by the acts of the other. To date, there have been no calls against the letter of credit.

         General The aircraft leases are principally triple net leases. As such, during the terms of leases, the lessees are required to pay substantially all expenses associated with the aircraft and in the case of Kiwi, also fund certain maintenance expenses through hourly maintenance reserves paid monthly.

                         PEGASUS AIRCRAFT PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


                               Significant Lessees

         The Partnership leased its aircraft to four different airlines during 1995. Revenues from airlines which accounted for greater than 10% of the Partnership's total rental revenues during 1995, 1994 and 1993 are as follows:

                                                    Percentage of Rental Revenues
                                                    -----------------------------
         Airlines                                   1995         1994        1993
         --------                                   ----         ----        ----
         Trans World Airlines, Inc.                 36.5%         26.0%      25.1%
         Kiwi International Air Lines, Inc.         23.2             -          -
         Continental Airlines, Inc.                 20.3          49.2       45.8
         USAir, Inc.                                20.0          14.2       13.4
         Northwest Aircraft, Inc.                      -             -       15.7

Such percentages excluded the lease settlement payment received from Continental in 1995 with respect to the 747-100 previously leased to them. Such proceeds were substantially accounted for under the cost recovery method.

                          Future Minimum Rental Income

         The following is a schedule by year of future minimum rental income under the leases as of December 31, 1995 (in thousands):

                          Year                  Amount
                          ----                  ------
                          1996                 $ 5,561
                          1997                   4,754
                          1998                   4,754
                          1999                   4,754
                          2000                   3,434
                          Thereafter             8,802
                                               -------
                              Total            $32,059
                                               =======

         The above schedule of future minimum rental income does not include the rental income which would result from the renewal of existing leases or the re-leasing of aircraft, except for the initial three-year renewal period (June 1998 to June 2001) for the McDonnell Douglas MD-81 aircraft under lease to USAir, Inc. This renewal is included since USAir must make a termination payment of $1,113,000 if the renewal is not exercised.

           The Partnership operates in one industry, the leasing of used aircraft to commercial airlines.

                         PEGASUS AIRCRAFT PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


6. TRANSACTIONS WITH AFFILIATES

         Management Fees The General Partners receive a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees paid. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. During the years ended December 31, 1995, 1994 and 1993, the General Partners earned base management fees of $148,000, $126,000 and $135,000, respectively.

         The General Partners also receive a quarterly subordinated incentive management fee in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees), of which 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. During the years ended December 31, 1995, 1994 and 1993, the General Partners earned incentive management fees of $426,000, $365,000 and $396,000, respectively.

         Re-lease Fee The General Partners receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is received. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. During the years ended December 31, 1995, 1994 and 1993, the General Partners earned $124,000, $110,000 and $71,000, respectively of re-lease fees.

         Accountable Expenses The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. Such reimbursable expenses amounted to $50,000, $50,000 and $51,000 during 1995, 1994 and 1993, respectively, all of which were paid or accrued to the Administrative General Partner.

         Other In 1994, the Partnership acquired an aircraft engine from Pacific Aviation Holding Company, an affiliate of the Managing General Partner, at a purchase price of $195,000. The purchase price paid by the Partnership was equal to Pacific Aviation Holding Company's actual cost of the engine. The depreciated cost of the engine is included in Aircraft, net on the balance sheet on December 31, 1995.

         During 1995, the Administrative General Partner voluntarily deferred the receipt of management fees and release fees earned beginning January 1, 1995. Such amount aggregated $273,000.

                         PEGASUS AIRCRAFT PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


7. NOTES PAYABLE

         During April 1994, the Partnership established a loan facility with an unaffiliated, third-party lender ("Lender"), which was collateralized by the Partnership's one-half interest in the McDonnell Douglas MD-81 aircraft leased to USAir, Inc. ("USAir") and the Partnership's Boeing 747-100 aircraft leased to Continental. Under the terms of the loan agreement, the Partnership was entitled to borrow up to $4,000,000, the commitment for which expired on May 1, 1995. The loan agreement required a commitment fee on the unborrowed funds of .5% per annum payable quarterly. There are no compensating balance requirements. The Partnership had an option for a fixed (market interest rate on the U.S. Treasury bond with a similar maturity plus 2.75%) or floating (the Lender's prime rate plus 1.5%) rate of interest.

         In July 1995, the Partnership and the Lender completed an extension of the commitment. Under the new agreement, the aggregate commitment will remain at $4,000,000, the Partnership's ability to borrow under the facility will be extended until May 1, 1997 and the floating interest rate charged under the facility will be reduced to the Lender's prime rate plus .5%. The Lender released the Boeing 747-100 aircraft as collateral under the loan and received as substitute collateral a perfected security interest in the Partnership's MD-82 aircraft leased to TWA. Through December 31, 1995, the Partnership had borrowed an aggregate of $2,150,000 pursuant to the loan agreement, of which $1,625,000 and $2,000,000 were outstanding at December 31, 1995 and December 31, 1994, respectively.

         Based upon the outstanding borrowings at December 31, 1995, the required repayment schedule is as follows: (in thousands)

                              Year            Amount
                              ----            ------
                              1996            $  407
                              1997               442
                              1998               481
                              1999               295
                                              ------
                                              $1,625
                                              ======

                         PEGASUS AIRCRAFT PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


8. RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

         The following is a reconciliation of the net income as shown in the accompanying financial statements to the taxable income (loss) reported for federal income tax purposes (in thousands):

                                                                          1995           1994           1993
                                                                          ----           ----           ----
Net income per financial statements                                     $   880         $  426         $2,881
Increase (decrease) resulting from:
    Depreciation                                                         (2,037)          (613)          (428)
    Reserves for maintenance costs and
      decline in market value of aircraft                                   500          1,745            867
    Continental lease settlement proceeds accounted
      for as cost recovery                                                3,673              -              -
    TBT interest income less
      TBT rental expense                                                   (591)          (470)          (375)
    Deferred rental income                                                  218           (182)          (136)
    Other                                                                    43             53             56
    Maintenance reserves collected and related interest
     net of expense                                                         613            522              -
                                                                        -------         ------         ------
Taxable income per federal income tax return                            $ 3,299         $1,481         $2,865
                                                                        =======         ======         ======

         The following is a reconciliation of the amount of the Partnership's total Partnership equity as shown in the accompanying financial statements to the tax bases of the Partnership's net assets (in thousands):

                                                                           1995           1994          1993
                                                                           ----           ----          ----
Total Partnership equity per financial statements                       $ 31,176       $ 37,770       $ 44,616
Increase (decrease) resulting from:
   Commissions and expenses paid
     in connection with the sale
     of limited partnership units                                          8,441          8,441          8,441
   Reserves for maintenance costs and
     decline in market value of aircraft including Continental lease
     settlement, accounted for as cost recovery                            9,020          4,947          3,202
   Distributions payable to partners                                       1,616          1,818          1,818
   Deferred rental income                                                    218              -            182
   Accumulated depreciation                                              (21,067)       (19,030)       (18,417)
   TBT interest income less TBT
     rental expense                                                       (2,281)        (1,690)        (1,220)
   Maintenance  reserves payable                                           1,255            522              -
   Other                                                                      (8)           (31)           (83)
                                                                        --------       --------       --------
Tax bases of net assets                                                 $ 28,370       $ 32,747       $ 38,539
                                                                        ========       ========       ========

                         PEGASUS AIRCRAFT PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


9. LITIGATION

         In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and PaineWebber Group, Inc. (together, "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re: PaineWebber Limited Partnerships Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Air Transport Leasing Inc., an affiliate of PaineWebber and the Administrative General Partner in the Partnership ("Administrative General Partner").

         The amended complaint in the New York Limited Partnership Actions alleged among other things, that, in connection with the sale of interests in The Partnership, PaineWebber and the Administrative General Partners (1) failed to provide adequate disclosure of the risks involved with each partnership; (2) made false and misleading representations about the safety of the investments and the partnership's anticipated performance; and (3) marketed the partnership to investors for whom such investments were not suitable. The plaintiffs also alleged that following the sale of the partnership investments PaineWebber and the Administrative General Partner misrepresented financial information about the partnership's value and performance. The amended complaint alleged that PaineWebber and the Administrative General Partner violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

         On May 30, 1995, the US District Court certified class action treatment of the plaintiffs' claims in the New York Limited Partnerships Actions.

         In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125

                         PEGASUS AIRCRAFT PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan allocation which the parties expect to submit to the court for its consideration and approval within the next several months. Until a definitive settlement and plan of allocation is approved by the court, there can be no assurance what, if any, payment or non-monetary benefits will be made available to unitholders in the Partnership.

         In April 1995, two investors in the Pegasus limited partnerships filed a purported class action in the Circuit Court of the State of Illinois for Cook County entitled Robert M. Jacobson, et al. v. PaineWebber, Inc., et al., making allegations substantially similar to those in the New York Limited Partnership Actions, but limited in subject matter to the sale of the Pegasus partnerships, and without a RICO claim. The plaintiffs in the Jacobson case simultaneously remained as participants in the New York Limited Partnership Actions, and subsequently sought to intervene in that action and to be named class representatives for a separate subclass that they asked the Court to establish consisting of investors in the Pegasus partnerships. The court in the New York Limited Partnership Actions has not yet ruled on their request.

         Three actions were filed in the District court for Brazoria county, Texas, relating to the sale and sponsorship of interests in the Partnership and an affiliated partnership. The complaints make state law claims, specifically, common law fraud, consipiracy, violations of section 27.01 of the Texas Business and Commerce Code, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty, violations of the Texas Securities Act, and violations of the Texas Deceptive Trade Practices Act. The plaintiffs seek unspecified damages, including attorney's fees, reimbursement for all sums invested by them in the partnerships, exemplary damages, and treble damages under the Texas Deceptive Trade Practices Act. All three actions have been removed to federal court and two have been transferred to the United States District Court for the Southern District of New York. The third action has been dismissed with the consent of the parties on the ground that it is duplicative of the two actions now before the federal court in New York.

         In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchases of various limited partnership interests. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages.

         Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, Paine Webber and its affiliates including, the Administrative General Partner could be entitled to indemnification from the Partnership for expenses and liabilities in connection with this litigation. The General Partners are unable to determine the effect, if any, of such action on the Partnership's financial statements, taken as a whole.


10. FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value of certain financial instruments, whether or not reported on the balance sheet. Where quoted market prices are available the values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used including the discount rate and estimates of future cash flows. In addition, SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements including leased aircraft owned by the Partnership. Therefore, the aggregate fair value amounts presented do not purport to represent and should not be considered representative of the underlying market value of the Partnership.

         The methods and assumptions used to estimate the fair value of each class of the financial instruments are described below.

         Cash equivalents. For cash equivalents, carrying value approximates fair value.

                         PEGASUS AIRCRAFT PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


         Restricted cash. For Restricted cash, carrying value approximates fair value.

         Rents and other receivables. For rents and other receivables, carrying value approximates fair value.

         Prepaid expenses. For prepaid expenses, carrying value approximates fair value.

         Notes payable. For notes payable, carrying value approximates fair value.

         Distribution to partners. For distribution to partners, carrying value approximates fair value.

         Accounts payable and accrued expenses payable to affiliates, and accrued interest payable. For accounts payable and accrued expenses payable to affiliates, and accrued interest payable, carrying value approximates fair value.

         Maintenance reserves payable. For maintenance reserves payable, carrying value approximates fair value.

         Deferred rental income. For deferred rental income, carrying value approximates fair value.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There were no changes in accountants or disagreements with accountants with respect to accounting or financial disclosure issues during 1995 or 1994.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

         The Partnership has no officers and directors. The General Partners jointly manage and control the affairs of the Partnership and have general responsibility and authority in all matters affecting its business. Information concerning the directors and executive officers of the General Partners is as follows:

                    Pegasus Aircraft Management Corporation

               Name                                  Positions Held
               ----                                  --------------
         Richard S. Wiley               President and Chairman of the Board
         Richard W. Doust               Executive Vice President, Assistant Secretary and
                                        Director
         Gregory Harding-Brown          Executive Vice President, Assistant Secretary,
                                        Treasurer and Director
         Carol L. Chase                 Senior Vice President, General Counsel and Secretary

         Richard S. Wiley, age 42, is President and Chairman of the Board of the Managing General Partner and Pegasus Capital Corporation, which was formed in 1988. Prior to forming Pegasus Capital Corporation, Mr. Wiley was a Vice President of CIS Corporation ("CIS"), a wholly-owned subsidiary of Continental Information Systems Corporation ("Continental") for the period 1986 to 1988. Mr. Wiley originated aircraft transactions throughout the world and sold aircraft to third-party investors. From 1985 to 1986, Mr. Wiley worked as Treasurer of Caterpillar Capital Company in San Diego, California. From 1983 to 1985, he served as Managing General Partner and President of RAM Financial Corporation in Houston, Texas, an equipment leasing venture capital company. Prior to joining RAM, he worked for GATX Leasing Corporation as a District Manager from 1980 to 1983. Mr. Wiley received a B.S. degree from the Indiana University School of Business and an M.B.A. from the University of California, Los Angeles.

         Richard W. Doust, age 52, is an Executive Vice President, Assistant Secretary and Director of the Managing General Partner and Pegasus Capital Corporation. He is also a co-founder of Cirrus Capital Corporation of Florida ("CCCF") and Cirrus Capital Corporation ("Cirrus"), both of which were formed in October 1989 to engage in aircraft and other financing activities. Under dual capacity as President of Cirrus and Vice President of CCCF, Mr. Doust, along with Mr. Harding-Brown (see below), was responsible for the day-to-day operations for these companies including origination, finance and aircraft sales transactions totaling $225,000,000 involving DC-10s, MD-80s, 737-300s, 727s and other aircraft. Mr. Doust has 28 years of varied experience within the aviation and finance industries dating back to 1966. Prior to forming Cirrus, Mr. Doust was with Security Pacific Leasing Corporation from 1983 to 1989 as head of the Aviation Division. In that position, he purchased and sold all aircraft types. From December 1978 to 1982, Mr. Doust was director of aircraft marketing and air agreements for

World Airways. Mr. Doust holds an MBA from Golden Gate University (1982) in International Business (finance) and a BA from the University of San Francisco
(1966). He has a Commercial Pilots License, and has been awarded the Air Medal with Bronze Star and Distinguished Flying Cross by the U.S. Government. He also holds both Series 7 and Series 24 licenses as a registered principal with Pegasus Securities Corporation, an NASD member firm.

         Gregory Harding-Brown, age 40, is an Executive Vice President, Assistant Secretary, Treasurer and Director of the Managing General Partner and Pegasus Capital Corporation. He is a co-founder of Cirrus Capital Corporation of Florida ("CCCF") and Cirrus Capital Corporation ("Cirrus"), both of which were formed in October 1989 to engage in aircraft and other financing activities. Under dual capacity as Executive Vice President of Cirrus and Vice President of CCCF, Mr. Harding-Brown, along with Mr. Doust (see above), was responsible for the day-to-day operations for these companies including origination, finance, equity sales and lease analysis transactions totaling $225,000,000. Prior to forming Cirrus, Mr. Harding-Brown was with Security Pacific Leasing Corporation from 1983 to 1989. He was responsible for more than $450 million in financing on all types of aircraft and transportation equipment. From 1980 to 1983, he held various positions with financial service companies. Mr. Harding-Brown holds a BA from the University of California at Berkeley in Political Economy of Industrial Societies (International Economics). He also holds both Series 7 and Series 24 licenses as a registered principal with Pegasus Securities Corporation, an NASD member firm.

         Carol L. Chase, Esq., age 43, is a Senior Vice President, General Counsel and Secretary of the Managing General Partner and Pegasus Capital Corporation. She is responsible for providing legal counsel for all aspects of capital equipment leasing, financing and placement. Prior to joining Pegasus, from 1987 to 1988, Ms. Chase was Senior Corporate Counsel at CIS where she provided legal counsel for transactions involving aircraft and related equipment. From 1981 to 1987, Ms. Chase was legal counsel at Transamerica Airlines where she was responsible for the legal negotiation and documentation for the purchase, sale, lease and finance of aircraft and aircraft-related equipment. Ms. Chase received a B.A. degree from California State University, Hayward and a J.D. degree from the University of California, Davis. She is a member of the State Bar of California, the American Bar Association, and the American Corporate Counsel Association.

                          Air Transport Leasing, Inc.
                Name                                      Positions Held
                ----                                      --------------
         Gerald F. Goertz, Jr.                    Chairman of the Board
         Clifford B. Wattley                      President and Director
         Stephen R. Dyer                          Vice President, Assistant Secretary and Director
         Joseph P. Ciavarella                     Vice President, Secretary, Treasurer and
                                                      Chief Financial and Accounting Officer

         Gerald F. Goertz, Jr., age 38, is Chairman of the Board of Directors of the Administrative General Partner. Mr. Goertz joined PaineWebber Incorporated in December 1990 and holds the position of Corporate Vice President and Director of Private Investments. Prior to joining PaineWebber Incorporated, Mr. Goertz was associated with CG Realty Advisors and The

Freeman Company. He received his Bachelor of Arts degree in Business Administration in 1979 from Vanderbilt University and his Juris Doctorate and Masters of Business Administration from Memphis State University in 1982.

         Clifford B. Wattley, age 46, is President and a Director of the Administrative General Partner. Mr. Wattley is a Corporate Vice President with PaineWebber Incorporated, having joined the firm in 1986. He also was employed previously by Paine, Webber, Jackson & Curtis from 1979 to 1980. From 1986 to 1992, Mr. Wattley participated in PaineWebber's Principal Transactions Group. Since 1992, Mr. Wattley has been a member of the Private Investment Department. He holds a Bachelor of Science degree in engineering from Columbia University and a Masters in Business Administration from Harvard University.

         Stephen R. Dyer, age 36, is a Vice President, Assistant Secretary and a Director of the Administrative General Partner. He joined PaineWebber Incorporated in June 1988 as a Divisional Vice President and is currently a Corporate Vice President. Prior to joining PaineWebber Incorporated, Mr. Dyer had been employed, since June 1987, as an Assistant Vice President in the Retail National Products Group of L.F. Rothschild & Co. Incorporated. Prior to joining L.F. Rothschild he was employed, beginning in January 1985, as an Associate in the Real Estate Department of Thomson McKinnon Securities Inc. From July 1981 to August 1983, Mr. Dyer was on the audit staff of the accounting firm of Arthur Young & Company. He received his Bachelor of Science degree in Accounting in 1981 from Boston College and a Masters of Business Administration from Indiana University in December 1984. Mr. Dyer is a Certified Public Accountant.

         Joseph P. Ciavarella, age 40, is a Vice President, Secretary, Treasurer and Chief Financial and Accounting Officer of the Administrative General Partner. He joined PaineWebber Incorporated in May 1994 as a Corporate Vice President. Prior to joining PaineWebber Incorporated, he was affiliated with Aviation Capital Group in the area of aircraft finance. He was associated with Integrated Resources, Inc. from 1983 to 1993 as a corporate officer as well as a senior officer in various subsidiaries in the equipment leasing, aircraft finance and venture capital areas. He has a Bachelor of Business Administration degree in Accounting from Hofstra University and is a Certified Public Accountant.

Item 11. Executive Compensation No compensation was paid by the Partnership to the officers and directors of the General Partners. See Item 13 of this Report, "Certain Relationships and Related Transactions", which is incorporated herein by reference, for a description of the compensation and fees paid to the General Partners and their affiliates by the Partnership during 1995.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         (a) As of the date hereof, no person is known by the Partnership to be the beneficial owner of more than 5% of the Units of the Partnership. The Partnership has no directors or officers, and neither of the General Partners of the Partnership owns any Units. The Assignor Limited Partner for the Partnership, Pegasus Assignor L.P.A., Inc. (an affiliate of the Managing General Partner), owns 5 Units. Additionally, as of December 31, 1995 ATL Inc., an affiliate of the Administrative
                  General Partner owns approximately 31,716 Units as the result of legal settlements with various limited partners.

                  The names and addresses of the General Partners are as follows:

                           Managing General Partner:

                                   Pegasus Aircraft Management Corporation
                                   Four Embarcadero Center, 35th Floor
                                   San Francisco, CA  94111

                           Administrative General Partner:

                                   Air Transport Leasing, Inc.
                                   1200 Harbor Boulevard, 5th Floor
                                   Weehawken, NJ  07087

                  The General Partners, collectively, have a 1% interest in each item of the Partnership's income, gains, losses, deductions, credits and distributions.

         (b) The following table sets forth the number of Units beneficially owned as of March 1, 1996, by directors of the Managing General Partner and the Administrative General Partner and by all directors and officers of such corporations as a group:

                                                          Number
                                                         of Units
                                                       Beneficially             Percent
                           Name                           Owned                 of Class
                           ----                        ------------             --------
                  Managing General Partner
                  Richard S. Wiley                         3,216                    *
                  Richard W. Doust                         5,234                    *
                  Gregory Harding-Brown                    3,396                    *

                  Administrative General Partner
                  None
                  All directors and officers
                    as a group (3 persons)               11,846              *

                  * Less than 1% of class.

         (c) The Partnership knows of no arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership.


Item 13. Certain Relationships and Related Transactions

         The General Partners and their affiliates have received, or will receive, certain types of compensation, fees or other distributions in connection with the operations of the Partnership. The fees and compensation were determined in accordance with the applicable provisions of the Partnership Agreement.

         Following is a summary of the amounts paid, or payable, to the General Partners and their affiliates during 1995.

         Base Management Fee The General Partners receive a quarterly subordinated fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees paid. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. During 1995, the General Partners earned base management fees of $148,000.

         Incentive Management Fee The General Partners also receive a quarterly subordinated fee, in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees), of which 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. During 1995, the General Partners earned incentive management fees of $426,000.

         Re-lease Fee The General Partners receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is received. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. During 1995 the General Partners earned re-lease fees of $124,000.

         Commencing January 1, 1995 the Administrative General Partner voluntary deferred the receipt of the base management fees, incentive management fees and release fees otherwise payable. Such amount aggregated $273,000 for 1995.

         Accountable Expenses The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. Such reimbursable expenses amounted to $50,000 during 1995, all of which was paid or is payable to the Administrative General Partner.

         Partnership Interest In the aggregate, the General Partners received cash distributions of $74,000 as their allocable share of distributable cash flow for 1995. In addition, $33,000 of the Partnership's net taxable income for 1995 was allocated to the General Partners.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)      The following documents are filed as part of this Report:

                  1.        Financial Statements: (Incorporated by reference to
                            Item 8 of this Report, "Financial Statements and Supplementary Data").

         (b) The Partnership did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1995.

         (c)      Exhibits required to be filed.

                  Exhibit No.       Description
                  -----------       -----------
                  3.1(a)            First Amended and Restated Limited
                                    Partnership Agreement dated September 30,
                                    1988. Filed as Exhibit 3.1 to Pre-Effective
                                    Amendment No. 2 to Form S-1 Registration
                                    Statement dated September 16, 1988
                                    (Commission File No. 33-22986).*

                      (b) Amendment, dated as of December 26, 1990, to the First Amended and Restated Limited
                                    Partnership Agreement dated September 30,
                                    1988. Filed as Exhibit 1 to the Registrant's
                                    Current Report on Form 8-K dated December
                                    26, 1990.*

                      (c) Amendment, dated as of March 31, 1992, to the First Amended and Restated Limited
                                    Partnership Agreement dated September 30,
                                    1988. Filed as Exhibit 4 to Registrant's
                                    Current Report on Form 8-K dated April 16,
                                    1992.*

                  4.1               Depositary Agreement dated December 20,
                                    1988, by and among Pegasus Aircraft
                                    Partners, L.P. ("Registrant"), Pegasus
                                    Aircraft Management Corporation, a
                                    California corporation, PaineWebber Aircraft
                                    Leasing, Inc., a Delaware corporation,
                                    Pegasus Assignor L.P.A., Inc., a California corporation, dated April 27, 1989. Filed as
                                    Exhibit 4.1 to the Registrant's Form 8-A on
                                    May 1, 1989 (Commission File No. 33-22986).*

                  10.1(a)           Lease Agreement dated as of September 26,
                                    1988 by and between Pegasus Capital
                                    Corporation, a California corporation
                                    ("Seller") and Northwest Aircraft, Inc.
                                    ("Lessee") (Boeing Model 727-251 airframe,
                                    SN 20289). Filed as Exhibit 10.2(c) to the
                                    Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.*

* Filed previously

                      (b)           Lease Agreement dated as of September 26,
                                    1988 by and between the Seller and Northwest
                                    Aircraft, Inc. ("Lessee") (Boeing Model
                                    727-251 airframe, SN 19977). Filed as
                                    Exhibit 10.2(d) to the Registrant's Annual
                                    Report on Form 10-K for the year ended
                                    December 31, 1988.*

                      (c)           Sublease Agreement dated as of September 26,
                                    1988 by and between Lessee and Northwest
                                    Airlines, Inc. ("Sublessee") (Boeing Model
                                    727-251 airframe, SN 20289). Filed as
                                    Exhibit 10.2(e) to the Registrant's Annual
                                    Report on Form 10-K for the year ended
                                    December 31, 1988.*

                      (d)           Sublease Agreement dated as of September 26,
                                    1988 by and between Lessee and Northwest
                                    Airlines, Inc. ("Sublessee") (Boeing Model
                                    727-251 airframe, SN 19977). Filed as
                                    Exhibit 10.2(f) to the Registrant's Annual
                                    Report on Form 10-K for the year ended
                                    December 31, 1988.*

                      (e)           Trust Agreement 258 dated as of December 23,
                                    1988 by and between First Security Bank of Utah, National Association in its capacity as Owner Trustee ("Owner Trustee") and
                                    Registrant. Filed as Exhibit 10.2(i) to the
                                    Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.*

                      (f)           Trust Agreement 267 dated as of December 23,
                                    1988 by and between the Owner Trustee and Registrant. Filed as Exhibit 10.2(j) to the
                                    Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.*

                      (g)           Amendment 1 to Lease Agreement, dated May
                                    27, 1993, between First Security Bank of
                                    Utah, National Association as Owner Trustee and Northwest Aircraft Inc. to amend a Lease
                                    Agreement, dated September 26, 1988, for one
                                    Boeing 727-200 aircraft, U.S. Registration
                                    No. N258US. Filed as Exhibit 10.1(a) to the
                                    Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.*

                      (h)           Amendment 1 to Lease Agreement, dated May
                                    27, 1993, between First Security Bank of
                                    Utah, National Association as Owner Trustee and Northwest Aircraft Inc. to amend a Lease
                                    Agreement, dated September 26, 1988, for one
                                    Boeing 727-200 aircraft, U.S. Registration
                                    No. N267US. Filed as Exhibit 10.1(b) to the
                                    Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.*

                      (i)           Lease Agreement dated April 15, 1994 between
                                    First Security Bank of Utah, National
                                    Association, as Trustee, (Lessor) and Kiwi

* Filed previously

                                    International Airlines, Inc., (Lessee) with respect to one used Boeing 727-251 Aircraft
                                    US Registration number N258US.*

                      (j) Lease Agreement dated February 15, 1994, between First Security Bank of Utah,
                                    National Association, as Trustee, (Lessor) and Kiwi International Airlines, Inc.,
                                    (Lessee) with respect to one used Boeing
                                    727-251 Aircraft US Registration number
                                    N267US.*

                      (k) Lease Amendment No. 1 dated March 15, 1995 with respect to lease between First
                                    Security Bank of Utah, National
                                    Association, as Trustee, (Lessor) and Kiwi
                                    International Airlines, Inc., (Lessee) in reference 10 (1) (i) dated April 15, 1994.*

                      (l) Lease Amendment No. 1 dated March 15, 1995 with respect to the lease between First Security Bank of Utah, National
                                    Association, as Trustee, (Lessor) and Kiwi
                                    International Airlines, Inc., (Lessee) in reference 10 (1) (j) dated February 15,
                                    1994.*

                  10.2(a)           Trust Agreement 603, dated as of October 10,
                                    1988 by and between the Seller and Owner
                                    Trustee providing for, among other things, the acquisition of one Boeing Model 747-143
                                    Aircraft (the "Aircraft"), and concurrently therewith leasing the Aircraft to
                                    Continental Airlines, Inc. ("Lessee"). Filed as Exhibit 10.3(b) to the Registrant's
                                    Annual Report on Form 10-K for the year
                                    ended December 31, 1988.*

                      (b)           Lease Agreement 603, dated as of October 14,
                                    1988 by and between the Owner Trustee and Lessee. Filed as Exhibit 10.3(e) to the
                                    Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.*

                      (c) Stipulation and Order, dated June 19, 1991, among Continental Airlines, Inc., New York
                                    Airlines, Inc., Bay Air Lease I, Cirrus
                                    Capital Corporation of Florida, Bay Air
                                    Lease III, Meridian Trust Company, as Owner
                                    Trustee, IAL Aircraft Acquisitions, Inc.,
                                    Pegasus Aircraft Partners II, L.P., Pegasus
                                    Capital Corporation, IAL Aviation Resources,
                                    Inc., Aircraft Leasing, Inc., Pegasus
                                    Aircraft Partners, L.P., Gilman Financial
                                    Services, Inc. and First Security Bank of
                                    Utah, as Owner Trustee concerning various aircraft and aircraft engines. Filed as
                                    Exhibit 19.1(a) to the Registrant's
                                    Quarterly Report on Form 10-Q for the
                                    quarter ended June 30, 1991.*

                      (d)           Agreed Order, dated July 3, 1991, in
                                    connection with approval of Stipulation and Order, dated June 19, 1991, among
                                    Continental

* Filed previously

                                    Airlines, Inc., New York Airlines, Inc., Bay
                                    Air Lease I, Cirrus Capital Corporation of
                                    Florida, Bay Air Lease III, Meridian Trust
                                    Company, as Owner Trustee, IAL Aircraft
                                    Acquisitions, Inc., Pegasus Aircraft
                                    Partners II, L.P., Pegasus Capital
                                    Corporation, IAL Aviation Resources, Inc.,
                                    Aircraft Leasing, Inc., Pegasus Aircraft
                                    Partners, L.P., Gilman Financial Services,
                                    Inc. and First Security Bank of Utah, as
                                    Owner Trustee concerning various aircraft and aircraft engines. Filed as Exhibit
                                    19.1(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.*

                      (e)           Supplemental Stipulation and Order, dated
                                    December 30, 1992, among Continental
                                    Airlines, Inc., Bay Air Lease I, Cirrus
                                    Capital Corporation of Florida, Bay Air
                                    Lease III, Aviation Assets I, Aviation
                                    Assets II, Aviation Assets III, Aviation
                                    Assets IV, IAL Aircraft Acquisitions, Inc.,
                                    Pegasus Aircraft Partners II, L.P., Pegasus
                                    Capital Corporation, IAL Aviation Resources,
                                    Inc., Pegasus Aircraft Partners, L.P.,
                                    Gilman Financial Services, and First
                                    Security Bank of Utah, as Owner Trustee
                                    concerning various aircraft and aircraft engines. Filed as Exhibit 10.2(e) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.*

                      (f)           Lease termination agreement, dated
                                    October 16, 1995 between Continental
                                    Airlines, Inc. and First Securitiy Bank
                                    of Utah, N.A. as trustee of a trust in
                                    which Pegasus Aircraft Partners LP is
                                    the sole beneficiary regarding the lease of the 747-143 aircraft.

                  10.3(a)           Trust Agreement 735, dated as of September
                                    26, 1988 by and between Seller and Owner
                                    Trustee providing for, among other things, the acquisition of one Boeing Model 727-224 aircraft (the "Aircraft"), and concurrently therewith leasing the Aircraft to
                                    Continental Airlines, Inc. ("Lessee"). Filed as Exhibit 10.4(b) to the Registrant's
                                    Annual Report on Form 10-K for the year
                                    ended December 31, 1988.*

                      (b)           Lease Agreement 735, dated as of September
                                    26, 1988 by and between Owner Trustee and Lessee. Filed as Exhibit 10.4(d) to the
                                    Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.*

                      (c) Stipulation and Order, dated June 19, 1991, among Continental Airlines, Inc., New York
                                    Airlines, Inc., Bay Air Lease I, Cirrus
                                    Capital Corporation of Florida, Bay Air
                                    Lease III, Meridian Trust Company, as Owner
                                    Trustee, IAL Aircraft Acquisitions, Inc.,
                                    Pegasus Aircraft Partners II, L.P., Pegasus
                                    Capital Corporation, IAL Aviation Resources,
                                    Inc., Aircraft Leasing, Inc., Pegasus
                                    Aircraft Partners, L.P., Gilman Financial
                                    Services, Inc. and First Security Bank of
                                    Utah, as Owner Trustee concerning various aircraft and aircraft engines. Filed as
                                    Exhibit 19.1(a) to the

* Filed previously

                                    Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.*

                      (d)           Agreed Order, dated July 3, 1991, in
                                    connection with approval of Stipulation and Order, dated June 19, 1991, among
                                    Continental Airlines, Inc., New York
                                    Airlines, Inc., Bay Air Lease I, Cirrus
                                    Capital Corporation of Florida, Bay Air
                                    Lease III, Meridian Trust Company, as Owner
                                    Trustee, IAL Aircraft Acquisitions, Inc.,
                                    Pegasus Aircraft Partners II, L.P., Pegasus
                                    Capital Corporation, IAL Aviation Resources,
                                    Inc., Aircraft Leasing, Inc., Pegasus
                                    Aircraft Partners, L.P., Gilman Financial
                                    Services, Inc. and First Security Bank of
                                    Utah, as Owner Trustee concerning various aircraft and aircraft engines. Filed as
                                    Exhibit 19.1(b) to the Registrant's
                                    Quarterly Report on Form 10-Q for the
                                    quarter ended June 30, 1991.*

                      (e)           Supplemental Stipulation and Order, dated
                                    December 30, 1992, among Continental
                                    Airlines, Inc., Bay Air Lease I, Cirrus
                                    Capital Corporation of Florida, Bay Air
                                    Lease III, Aviation Assets I, Aviation
                                    Assets II, Aviation Assets III, Aviation
                                    Assets IV, IAL Aircraft Acquisitions, Inc.,
                                    Pegasus Aircraft Partners II, L.P., Pegasus
                                    Capital Corporation, IAL Aviation Resources,
                                    Inc., Pegasus Aircraft Partners, L.P.,
                                    Gilman Financial Services, and First
                                    Security Bank of Utah, as Owner Trustee
                                    concerning various aircraft and aircraft engines. Filed as Exhibit 10.3(e) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.*

                  10.4(a) Trust Certificate dated February 16, 1989, for the benefit of the Registrant from New
                                    DC-9T-I, Inc., a New York Corporation and
                                    Meridian Trust Company ("Trustee"). Filed as
                                    Exhibit 19.2(c) to the Registrant's
                                    Quarterly Report on Form 10-Q for the
                                    quarter ended March 31, 1989.*

                      (b)           Lease, dated as of May 20, 1983, as
                                    supplemented by Lease Supplement No. 1 dated
                                    May 24, 1983, between DC-9T-I, Inc., as
                                    Lessor, and Trans World Airlines, Inc., as
                                    Lessee, pertaining to one McDonnell Douglas
                                    DC-9-82 aircraft, U.S. Registration No.
                                    904TW. Filed as Exhibit 10.4 (b) to the
                                    Registrant's Annual Report on Form 10-K for the year ended December 31, 1991. *

                      (c)           Amendment Agreement, dated as of December
                                    15, 1986, between Trans World Airlines,
                                    Inc., as Lessee, and DC-9T-I, Inc., as
                                    Lessor. Filed as Exhibit 10.4 (c) to the
                                    Registrant's Annual Report on Form 10-K for the year ended December 31, 1991. *

* Filed previously


                      (d)           Amendment No. 1, dated as of May 1, 1991, to
                                    Lease dated as of May 20, 1983, each between Meridian Trust Company, as Owner Trustee and
                                    Lessor, and Trans World Airlines, Inc., as
                                    Lessee. Filed as Exhibit 19.1(a) to the
                                    Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1991.*

                      (e) Amendment No. 2, dated as of April 15, 1993, between Meridian Trust Company, as Owner
                                    Trustee, and Trans World Airlines, Inc. as
                                    Lessee.*

                      (f)           Agreed Order, dated April 14, 1993,
                                    approving lease amendments among Trans World
                                    Airlines, Inc., Registrant, Pegasus Aircraft
                                    Partners II, L.P. and Pegasus Capital
                                    Corporation relating to leases of certain aircraft.*

                      (g) Amendment No. 3 dated as of January 16, 1995 between Meridian Trust Company Owner Trustee as Lessor and TWA as lessee with respect to the lease of one McDonnell Douglas MD-82, U.S. Registration No. N904TW.*

                  10.5(a)           Amended and Restated Lease No. 1, dated
                                    October 14, 1988, between PS Group, Inc. and
                                    USAir, Inc. Filed as Exhibit 10.2.9 to Form
                                    S-1 Registration Statement, dated July 3,
                                    1989 for Pegasus Aircraft Partners II, L.P.
                                    (Commission File No. 33-28359).*

                      (b) Agreement pursuant to Section 168(f)(8) of the Internal Revenue Code of 1954, as
                                    Amended between Pacific Southwest Airlines and General Mills, Inc. Filed as Exhibit
                                    19.3(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1989.*

                      (c) Assumption Agreement, dated March 22, 1989, among Pegasus Capital Corporation, a
                                    California corporation ("PCC"), the
                                    Purchaser, Concord Asset Management, Inc., a
                                    Delaware corporation ("CAMI") and the
                                    Registrant. Filed as Exhibit 19.3(e) to the
                                    Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1989.*

                      (d)           Participation Agreement, dated September 21,
                                    1989, among Registrant, First Security Bank of Utah, a national association (the "Owner
                                    Trustee"), CAMI and Pegasus Aircraft
                                    Partners II, L.P., a Delaware limited
                                    partnership. Filed as Exhibit 19.2(e) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1989 for Pegasus
                                    Aircraft Partners II, L.P. (Commission File
                                    No. 33-28359).*

* Filed previously

                      (e)           Amended and Restated Reimbursement
                                    Agreement, dated September 21, 1989, between the Registrant and CAMI. Filed as Exhibit
                                    19.2(f) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1989 for Pegasus Aircraft Partners II, L.P.
                                    (Commission File No. 33-28359).*

                      (f) Amended and Restated Security Agreement, dated September 21, 1989, between the Registrant and CAMI. Filed as Exhibit
                                    19.2(h) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1989 for Pegasus Aircraft Partners II, L.P.
                                    (Commission File No. 33-28359).*

                      (g)           Security Agreement, dated September 21,
                                    1989, between the Registrant and Pegasus
                                    Aircraft Partners II, L.P. Filed as Exhibit
                                    19.2(j) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1989 for Pegasus Aircraft Partners II, L.P.
                                    (Commission File No. 33-28359).*

                      (h)           Security Agreement, dated September 21,
                                    1989, between Pegasus Aircraft Partners II,
                                    L.P. and the Registrant. Filed as Exhibit
                                    19.2(k) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1989 for Pegasus Aircraft Partners II, L.P.
                                    (Commission File No. 33-28359).*

                      (i)           Trust Agreement 814, dated as of March 10,
                                    1989, among PCC, as Beneficiary, the
                                    Registrant, as Beneficiary, and the Owner
                                    Trustee. Filed as Exhibit 19.3(i) to the
                                    Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1989.*

                      (j)           First Amendment to Trust Agreement 814,
                                    dated September 21, 1989, among Pegasus
                                    Aircraft Partners II, L.P., as Beneficiary, the Registrant, as Beneficiary and the Owner
                                    Trustee. Filed as Exhibit 19.2(m) to the
                                    Quarterly Report on Form 10-Q for the
                                    quarter ended September 30, 1989 for Pegasus
                                    Aircraft Partners II, L.P. (Commission File
                                    No. 33-28359).*

                      (k)           Letter of Credit Agreement, dated as of
                                    April 30, 1992, between First Security Bank of Utah as Owner Trustee and Philadelphia
                                    National Bank, Incorporated, as CoreStates
                                    Bank, N.A. Filed as Exhibit 10.1(a) to the
                                    Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.*

                      (l) Assumption Agreement, dated April 30, 1992, among Pegasus Aircraft Partners, L.P. and
                                    Pegasus Aircraft Partners II, L.P. as
                                    Obligors and Philadelphia National Bank,
                                    Incorporated, as CoreStates Bank, N.A. Filed as Exhibit 10.1(b) to the Registrant's

* Filed previously

                                    Quarterly Report on Form 10-Q for the
                                    quarter ended June 30, 1992.*

                      (m) Security Agreement and Assignment of lease, dated as of April 30, 1992, between First
                                    Security Bank of Utah, National Association as Owner Trustee and Philadelphia National
                                    Bank, Incorporated, as CoreStates Bank, N.A.
                                    Filed as Exhibit 10.1 (c) to the
                                    Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992. *

                      (n)           Assignment of Collateral, dated as of April
                                    30, 1992, between Pegasus Aircraft Partners,
                                    L.P. and Philadelphia National Bank,
                                    Incorporated, as CoreStates Bank, N.A. Filed as Exhibit 10.1(d) to the Registrant's
                                    Quarterly Report on Form 10-Q for the
                                    quarter ended June 30, 1992. *


                  10.6(a)           Loan Agreement, dated April 22, 1994,
                                    between Pegasus Aircraft Partners, L.P. and
                                    Philadelphia National Bank, Incorporated as
                                    CoreStates Bank, N.A.*

                      (b) Promissory Note, dated April 22, 1994, made by Pegasus Aircraft Partners, L.P. in favor of Philadelphia National Bank Incorporated as CoreStates Bank, N.A.*

                      (c) Security Agreement and Assignment of lease between First Security Bank of Utah,
                                    National Association as owner trustee and Philadelphia National Bank Incorporated as
                                    CoreStates Bank, N.A. with respect to
                                    aircraft N17010.*

                      (d)           Assignment of beneficial interest for
                                    Pegasus Aircraft Partnership to Philadelphia
                                    National Bank Incorporated as CoreStates
                                    Bank, N.A. with respect to the Pegasus
                                    interest in the USAir Trust Agreement and the Continental Trust Agreement.*

                      (e) Amended and restated loan agreement between Pegasus Aircraft Partners LP and
                                    CoreStates Bank, N.A. dated as of July 20,
                                    1995.

                  19.1              Prospectus of Registrant, dated as of
                                    September 30, 1988. Filed as Exhibit 19.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.*

* Filed previously

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:  March 27, 1996

                  Pegasus Aircraft Partners, L.P. (Registrant)

                  By:      Air Transport Leasing, Inc.
                           Administrative General Partner

                           By:      /s/ Clifford B. Wattley
                                    -----------------------
                                    Clifford B. Wattley
                                    President and Director

                           By:      /s/ Joseph P. Ciavarella
                                    ------------------------
                                    Joseph P. Ciavarella
                                    Vice President, Treasurer,
                                    Secretary and Chief Financial
                                    and Accounting Officer

                  By: Pegasus Aircraft Management Corporation Managing General Partner


                           By:      /s/ Richard S. Wiley
                                    --------------------
                                    Richard S. Wiley
                                    President and Chairman
                                    of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 1996.


Signature                                   Title
---------                                   -----

/s/ Richard S. Wiley                        President and Chairman of
--------------------                        the Board of Pegasus Aircraft
Richard S. Wiley                            Management Corporation

/s/ Richard W. Doust                        Executive Vice President,
--------------------                        Assistant Secretary and
Richard W. Doust                            Director of Pegasus Aircraft
                                            Management Corporation

/s/ Gregory Harding-Brown                   Executive Vice President,
-------------------------                   Assistant Secretary, Treasurer
Gregory Harding-Brown                       and Director of Pegasus Aircraft
                                            Management Corporation

/s/ Gerald F. Goertz, Jr.                   Chairman of the Board of
-------------------------                   Air Transport Leasing, Inc.
Gerald F. Goertz, Jr.

/s/ Clifford B. Wattley                     President and Director of
-----------------------                     Air Transport Leasing, Inc.
Clifford B. Wattley

/s/ Stephen R. Dyer                         Vice President, Assistant
-------------------                         Secretary and Director of
Stephen R. Dyer                             Air Transport Leasing, Inc.

                                EXHIBIT INDEX
                                -------------

                  Exhibit No.       Description
                  -----------       -----------
                  3.1(a)            First Amended and Restated Limited
                                    Partnership Agreement dated September 30,
                                    1988. Filed as Exhibit 3.1 to Pre-Effective
                                    Amendment No. 2 to Form S-1 Registration
                                    Statement dated September 16, 1988
                                    (Commission File No. 33-22986).*

                      (b) Amendment, dated as of December 26, 1990, to the First Amended and Restated Limited
                                    Partnership Agreement dated September 30,
                                    1988. Filed as Exhibit 1 to the Registrant's
                                    Current Report on Form 8-K dated December
                                    26, 1990.*

                      (c) Amendment, dated as of March 31, 1992, to the First Amended and Restated Limited
                                    Partnership Agreement dated September 30,
                                    1988. Filed as Exhibit 4 to Registrant's
                                    Current Report on Form 8-K dated April 16,
                                    1992.*

                  4.1               Depositary Agreement dated December 20,
                                    1988, by and among Pegasus Aircraft
                                    Partners, L.P. ("Registrant"), Pegasus
                                    Aircraft Management Corporation, a
                                    California corporation, PaineWebber Aircraft
                                    Leasing, Inc., a Delaware corporation,
                                    Pegasus Assignor L.P.A., Inc., a California corporation, dated April 27, 1989. Filed as
                                    Exhibit 4.1 to the Registrant's Form 8-A on
                                    May 1, 1989 (Commission File No. 33-22986).*

                  10.1(a)           Lease Agreement dated as of September 26,
                                    1988 by and between Pegasus Capital
                                    Corporation, a California corporation
                                    ("Seller") and Northwest Aircraft, Inc.
                                    ("Lessee") (Boeing Model 727-251 airframe,
                                    SN 20289). Filed as Exhibit 10.2(c) to the
                                    Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.*

* Filed previously

                      (b)           Lease Agreement dated as of September 26,
                                    1988 by and between the Seller and Northwest
                                    Aircraft, Inc. ("Lessee") (Boeing Model
                                    727-251 airframe, SN 19977). Filed as
                                    Exhibit 10.2(d) to the Registrant's Annual
                                    Report on Form 10-K for the year ended
                                    December 31, 1988.*

                      (c)           Sublease Agreement dated as of September 26,
                                    1988 by and between Lessee and Northwest
                                    Airlines, Inc. ("Sublessee") (Boeing Model
                                    727-251 airframe, SN 20289). Filed as
                                    Exhibit 10.2(e) to the Registrant's Annual
                                    Report on Form 10-K for the year ended
                                    December 31, 1988.*

                      (d)           Sublease Agreement dated as of September 26,
                                    1988 by and between Lessee and Northwest
                                    Airlines, Inc. ("Sublessee") (Boeing Model
                                    727-251 airframe, SN 19977). Filed as
                                    Exhibit 10.2(f) to the Registrant's Annual
                                    Report on Form 10-K for the year ended
                                    December 31, 1988.*

                      (e)           Trust Agreement 258 dated as of December 23,
                                    1988 by and between First Security Bank of Utah, National Association in its capacity as Owner Trustee ("Owner Trustee") and
                                    Registrant. Filed as Exhibit 10.2(i) to the
                                    Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.*

                      (f)           Trust Agreement 267 dated as of December 23,
                                    1988 by and between the Owner Trustee and Registrant. Filed as Exhibit 10.2(j) to the
                                    Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.*

                      (g)           Amendment 1 to Lease Agreement, dated May
                                    27, 1993, between First Security Bank of
                                    Utah, National Association as Owner Trustee and Northwest Aircraft Inc. to amend a Lease
                                    Agreement, dated September 26, 1988, for one
                                    Boeing 727-200 aircraft, U.S. Registration
                                    No. N258US. Filed as Exhibit 10.1(a) to the
                                    Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.*

                      (h)           Amendment 1 to Lease Agreement, dated May
                                    27, 1993, between First Security Bank of
                                    Utah, National Association as Owner Trustee and Northwest Aircraft Inc. to amend a Lease
                                    Agreement, dated September 26, 1988, for one
                                    Boeing 727-200 aircraft, U.S. Registration
                                    No. N267US. Filed as Exhibit 10.1(b) to the
                                    Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.*

                      (i)           Lease Agreement dated April 15, 1994 between
                                    First Security Bank of Utah, National
                                    Association, as Trustee, (Lessor) and Kiwi

* Filed previously

                                    International Airlines, Inc., (Lessee) with respect to one used Boeing 727-251 Aircraft
                                    US Registration number N258US.*

                      (j) Lease Agreement dated February 15, 1994, between First Security Bank of Utah,
                                    National Association, as Trustee, (Lessor) and Kiwi International Airlines, Inc.,
                                    (Lessee) with respect to one used Boeing
                                    727-251 Aircraft US Registration number
                                    N267US.*

                      (k) Lease Amendment No. 1 dated March 15, 1995 with respect to lease agreement in principle to Amendment No. 1 of the lease between First Security Bank of Utah, National
                                    Association, as Trustee, (Lessor) and Kiwi
                                    International Airlines, Inc., (Lessee) in reference 10 (1) (i) dated April 15, 1994.*

                      (l) Lease Amendment No. 1 dated March 15, 1995 with respect to lease agreement in principle to Amendment No. 1 of the lease between First Security Bank of Utah, National
                                    Association, as Trustee, (Lessor) and Kiwi
                                    International Airlines, Inc., (Lessee) in reference 10 (1) (j) dated February 15,
                                    1994.*

                  10.2(a)           Trust Agreement 603, dated as of October 10,
                                    1988 by and between the Seller and Owner
                                    Trustee providing for, among other things, the acquisition of one Boeing Model 747-143
                                    Aircraft (the "Aircraft"), and concurrently therewith leasing the Aircraft to
                                    Continental Airlines, Inc. ("Lessee"). Filed as Exhibit 10.3(b) to the Registrant's
                                    Annual Report on Form 10-K for the year
                                    ended December 31, 1988.*

                      (b)           Lease Agreement 603, dated as of October 14,
                                    1988 by and between the Owner Trustee and Lessee. Filed as Exhibit 10.3(e) to the
                                    Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.*

                      (c) Stipulation and Order, dated June 19, 1991, among Continental Airlines, Inc., New York
                                    Airlines, Inc., Bay Air Lease I, Cirrus
                                    Capital Corporation of Florida, Bay Air
                                    Lease III, Meridian Trust Company, as Owner
                                    Trustee, IAL Aircraft Acquisitions, Inc.,
                                    Pegasus Aircraft Partners II, L.P., Pegasus
                                    Capital Corporation, IAL Aviation Resources,
                                    Inc., Aircraft Leasing, Inc., Pegasus
                                    Aircraft Partners, L.P., Gilman Financial
                                    Services, Inc. and First Security Bank of
                                    Utah, as Owner Trustee concerning various aircraft and aircraft engines. Filed as
                                    Exhibit 19.1(a) to the Registrant's
                                    Quarterly Report on Form 10-Q for the
                                    quarter ended June 30, 1991.*

                      (d)           Agreed Order, dated July 3, 1991, in
                                    connection with approval of Stipulation and Order, dated June 19, 1991, among
                                    Continental

* Filed previously

                                    Airlines, Inc., New York Airlines, Inc., Bay
                                    Air Lease I, Cirrus Capital Corporation of
                                    Florida, Bay Air Lease III, Meridian Trust
                                    Company, as Owner Trustee, IAL Aircraft
                                    Acquisitions, Inc., Pegasus Aircraft
                                    Partners II, L.P., Pegasus Capital
                                    Corporation, IAL Aviation Resources, Inc.,
                                    Aircraft Leasing, Inc., Pegasus Aircraft
                                    Partners, L.P., Gilman Financial Services,
                                    Inc. and First Security Bank of Utah, as
                                    Owner Trustee concerning various aircraft and aircraft engines. Filed as Exhibit
                                    19.1(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.*

                      (e)           Supplemental Stipulation and Order, dated
                                    December 30, 1992, among Continental
                                    Airlines, Inc., Bay Air Lease I, Cirrus
                                    Capital Corporation of Florida, Bay Air
                                    Lease III, Aviation Assets I, Aviation
                                    Assets II, Aviation Assets III, Aviation
                                    Assets IV, IAL Aircraft Acquisitions, Inc.,
                                    Pegasus Aircraft Partners II, L.P., Pegasus
                                    Capital Corporation, IAL Aviation Resources,
                                    Inc., Pegasus Aircraft Partners, L.P.,
                                    Gilman Financial Services, and First
                                    Security Bank of Utah, as Owner Trustee
                                    concerning various aircraft and aircraft engines. Filed as Exhibit 10.2(e) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.*

                      (f)           Lease termination agreement, dated
                                    September 15, 1995 between Continental
                                    Airlines, Inc. and First Securitiy Bank
                                    of Utah, N.A. as trustee of a trust in
                                    which Pegasus Aircraft Partners LP is
                                    the sole beneficiary regarding the lease of the 747-143 aircraft.

                  10.3(a)           Trust Agreement 735, dated as of September
                                    26, 1988 by and between Seller and Owner
                                    Trustee providing for, among other things, the acquisition of one Boeing Model 727-224 aircraft (the "Aircraft"), and concurrently therewith leasing the Aircraft to
                                    Continental Airlines, Inc. ("Lessee"). Filed as Exhibit 10.4(b) to the Registrant's
                                    Annual Report on Form 10-K for the year
                                    ended December 31, 1988.*

                      (b)           Lease Agreement 735, dated as of September
                                    26, 1988 by and between Owner Trustee and Lessee. Filed as Exhibit 10.4(d) to the
                                    Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.*

                      (c) Stipulation and Order, dated June 19, 1991, among Continental Airlines, Inc., New York
                                    Airlines, Inc., Bay Air Lease I, Cirrus
                                    Capital Corporation of Florida, Bay Air
                                    Lease III, Meridian Trust Company, as Owner
                                    Trustee, IAL Aircraft Acquisitions, Inc.,
                                    Pegasus Aircraft Partners II, L.P., Pegasus
                                    Capital Corporation, IAL Aviation Resources,
                                    Inc., Aircraft Leasing, Inc., Pegasus
                                    Aircraft Partners, L.P., Gilman Financial
                                    Services, Inc. and First Security Bank of
                                    Utah, as Owner Trustee concerning various aircraft and aircraft engines. Filed as
                                    Exhibit 19.1(a) to the

* Filed previously

                                    Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.*

                      (d)           Agreed Order, dated July 3, 1991, in
                                    connection with approval of Stipulation and Order, dated June 19, 1991, among
                                    Continental Airlines, Inc., New York
                                    Airlines, Inc., Bay Air Lease I, Cirrus
                                    Capital Corporation of Florida, Bay Air
                                    Lease III, Meridian Trust Company, as Owner
                                    Trustee, IAL Aircraft Acquisitions, Inc.,
                                    Pegasus Aircraft Partners II, L.P., Pegasus
                                    Capital Corporation, IAL Aviation Resources,
                                    Inc., Aircraft Leasing, Inc., Pegasus
                                    Aircraft Partners, L.P., Gilman Financial
                                    Services, Inc. and First Security Bank of
                                    Utah, as Owner Trustee concerning various aircraft and aircraft engines. Filed as
                                    Exhibit 19.1(b) to the Registrant's
                                    Quarterly Report on Form 10-Q for the
                                    quarter ended June 30, 1991.*

                      (e)           Supplemental Stipulation and Order, dated
                                    December 30, 1992, among Continental
                                    Airlines, Inc., Bay Air Lease I, Cirrus
                                    Capital Corporation of Florida, Bay Air
                                    Lease III, Aviation Assets I, Aviation
                                    Assets II, Aviation Assets III, Aviation
                                    Assets IV, IAL Aircraft Acquisitions, Inc.,
                                    Pegasus Aircraft Partners II, L.P., Pegasus
                                    Capital Corporation, IAL Aviation Resources,
                                    Inc., Pegasus Aircraft Partners, L.P.,
                                    Gilman Financial Services, and First
                                    Security Bank of Utah, as Owner Trustee
                                    concerning various aircraft and aircraft engines. Filed as Exhibit 10.3(e) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.*

                  10.4(a) Trust Certificate dated February 16, 1989, for the benefit of the Registrant from New
                                    DC-9T-I, Inc., a New York Corporation and
                                    Meridian Trust Company ("Trustee"). Filed as
                                    Exhibit 19.2(c) to the Registrant's
                                    Quarterly Report on Form 10-Q for the
                                    quarter ended March 31, 1989.*

                      (b)           Lease, dated as of May 20, 1983, as
                                    supplemented by Lease Supplement No. 1 dated
                                    May 24, 1983, between DC-9T-I, Inc., as
                                    Lessor, and Trans World Airlines, Inc., as
                                    Lessee, pertaining to one McDonnell Douglas
                                    DC-9-82 aircraft, U.S. Registration No.
                                    904TW. Filed as Exhibit 10.4 (b) to the
                                    Registrant's Annual Report on Form 10-K for the year ended December 31, 1991. *

                      (c)           Amendment Agreement, dated as of December
                                    15, 1986, between Trans World Airlines,
                                    Inc., as Lessee, and DC-9T-I, Inc., as
                                    Lessor. Filed as Exhibit 10.4 (c) to the
                                    Registrant's Annual Report on Form 10-K for the year ended December 31, 1991. *

* Filed previously


                      (d)           Amendment No. 1, dated as of May 1, 1991, to
                                    Lease dated as of May 20, 1983, each between Meridian Trust Company, as Owner Trustee and
                                    Lessor, and Trans World Airlines, Inc., as
                                    Lessee. Filed as Exhibit 19.1(a) to the
                                    Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1991.*

                      (e) Amendment No. 2, dated as of April 15, 1993, between Meridian Trust Company, as Owner
                                    Trustee, and Trans World Airlines, Inc. as
                                    Lessee.*

                      (f)           Agreed Order, dated April 14, 1993,
                                    approving lease amendments among Trans World
                                    Airlines, Inc., Registrant, Pegasus Aircraft
                                    Partners II, L.P. and Pegasus Capital
                                    Corporation relating to leases of certain aircraft.*

                      (g) Amendment No. 3 dated as of January 16, 1995 between Meridian Trust Company Owner Trustee as Lessor and TWA as lessee with respect to the lease of one McDonnell Douglas MD-82, U.S. Registration No. N904TW.*

                  10.5(a)           Amended and Restated Lease No. 1, dated
                                    October 14, 1988, between PS Group, Inc. and
                                    USAir, Inc. Filed as Exhibit 10.2.9 to Form
                                    S-1 Registration Statement, dated July 3,
                                    1989 for Pegasus Aircraft Partners II, L.P.
                                    (Commission File No. 33-28359).*

                      (b) Agreement pursuant to Section 168(f)(8) of the Internal Revenue Code of 1954, as
                                    Amended between Pacific Southwest Airlines and General Mills, Inc. Filed as Exhibit
                                    19.3(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1989.*

                      (c) Assumption Agreement, dated March 22, 1989, among Pegasus Capital Corporation, a
                                    California corporation ("PCC"), the
                                    Purchaser, Concord Asset Management, Inc., a
                                    Delaware corporation ("CAMI") and the
                                    Registrant. Filed as Exhibit 19.3(e) to the
                                    Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1989.*

                      (d)           Participation Agreement, dated September 21,
                                    1989, among Registrant, First Security Bank of Utah, a national association (the "Owner
                                    Trustee"), CAMI and Pegasus Aircraft
                                    Partners II, L.P., a Delaware limited
                                    partnership. Filed as Exhibit 19.2(e) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1989 for Pegasus
                                    Aircraft Partners II, L.P. (Commission File
                                    No. 33-28359).*

* Filed previously

                      (e)           Amended and Restated Reimbursement
                                    Agreement, dated September 21, 1989, between the Registrant and CAMI. Filed as Exhibit
                                    19.2(f) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1989 for Pegasus Aircraft Partners II, L.P.
                                    (Commission File No. 33-28359).*

                      (f) Amended and Restated Security Agreement, dated September 21, 1989, between the Registrant and CAMI. Filed as Exhibit
                                    19.2(h) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1989 for Pegasus Aircraft Partners II, L.P.
                                    (Commission File No. 33-28359).*

                      (g)           Security Agreement, dated September 21,
                                    1989, between the Registrant and Pegasus
                                    Aircraft Partners II, L.P. Filed as Exhibit
                                    19.2(j) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1989 for Pegasus Aircraft Partners II, L.P.
                                    (Commission File No. 33-28359).*

                      (h)           Security Agreement, dated September 21,
                                    1989, between Pegasus Aircraft Partners II,
                                    L.P. and the Registrant. Filed as Exhibit
                                    19.2(k) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1989 for Pegasus Aircraft Partners II, L.P.
                                    (Commission File No. 33-28359).*

                      (i)           Trust Agreement 814, dated as of March 10,
                                    1989, among PCC, as Beneficiary, the
                                    Registrant, as Beneficiary, and the Owner
                                    Trustee. Filed as Exhibit 19.3(i) to the
                                    Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1989.*

                      (j)           First Amendment to Trust Agreement 814,
                                    dated September 21, 1989, among Pegasus
                                    Aircraft Partners II, L.P., as Beneficiary, the Registrant, as Beneficiary and the Owner
                                    Trustee. Filed as Exhibit 19.2(m) to the
                                    Quarterly Report on Form 10-Q for the
                                    quarter ended September 30, 1989 for Pegasus
                                    Aircraft Partners II, L.P. (Commission File
                                    No. 33-28359).*

                      (k)           Letter of Credit Agreement, dated as of
                                    April 30, 1992, between First Security Bank of Utah as Owner Trustee and Philadelphia
                                    National Bank, Incorporated, as CoreStates
                                    Bank, N.A. Filed as Exhibit 10.1(a) to the
                                    Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.*

                      (l) Assumption Agreement, dated April 30, 1992, among Pegasus Aircraft Partners, L.P. and
                                    Pegasus Aircraft Partners II, L.P. as
                                    Obligors and Philadelphia National Bank,
                                    Incorporated, as CoreStates Bank, N.A. Filed as Exhibit 10.1(b) to the Registrant's

* Filed previously

                                    Quarterly Report on Form 10-Q for the
                                    quarter ended June 30, 1992.*

                      (m) Security Agreement and Assignment of lease, dated as of April 30, 1992, between First
                                    Security Bank of Utah, National Association as Owner Trustee and Philadelphia National
                                    Bank, Incorporated, as CoreStates Bank, N.A.
                                    Filed as Exhibit 10.1 (c) to the
                                    Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992. *

                      (n)           Assignment of Collateral, dated as of April
                                    30, 1992, between Pegasus Aircraft Partners,
                                    L.P. and Philadelphia National Bank,
                                    Incorporated, as CoreStates Bank, N.A. Filed as Exhibit 10.1(d) to the Registrant's
                                    Quarterly Report on Form 10-Q for the
                                    quarter ended June 30, 1992. *


                  10.6(a)           Loan Agreement, dated April 22, 1994,
                                    between Pegasus Aircraft Partners, L.P. and
                                    Philadelphia National Bank, Incorporated as
                                    CoreStates Bank, N.A.*

                      (b) Promissory Note, dated April 22, 1994, made by Pegasus Aircraft Partners, L.P. in favor of Philadelphia National Bank Incorporated as CoreStates Bank, N.A.*

                      (c) Security Agreement and Assignment of lease between First Security Bank of Utah,
                                    National Association as owner trustee and Philadelphia National Bank Incorporated as
                                    CoreStates Bank, N.A. with respect to
                                    aircraft N17010.*

                      (d)           Assignment of beneficial interest for
                                    Pegasus Aircraft Partnership to Philadelphia
                                    National Bank Incorporated as CoreStates
                                    Bank, N.A. with respect to the Pegasus
                                    interest in the USAir Trust Agreement and the Continental Trust Agreement.*

                      (e) Amended and restated loan agreement between Pegasus Aircraft Partners LP and
                                    CoreStates Bank, N.A. dated as of July 20,
                                    1995.

                  19.1              Prospectus of Registrant, dated as of
                                    September 30, 1988. Filed as Exhibit 19.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.*

                  27                Financial Data Schedule

* Filed previously