Form 10-Q
PEGASUS AIRCRAFT PARTNERS L P
filed 1996-05-20
CIK 835900

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark One)

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1996
                              ---------------------------------------------

                                       OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               ------------------------  ---------------------

Commission file number             0-17712
                      --------------------------------------------------------

                         Pegasus Aircraft Partners, L.P.
             (Exact name of registrant as specified in its charter)

                        Delaware                              84-1099968
                        --------                              ----------
                (State of organization)                     (IRS Employer
                                                          Identification No.)

         Four Embarcadero Center 35rd Floor
                San Francisco, California                       94111
                -------------------------                       -----
                 (Address of principal                        (Zip Code)
                  executive offices)

        Registrant's telephone number, including area code (415) 434-3900
                                                           --------------

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

                         Pegasus Aircraft Partners, L.P.
                      Quarterly Report on Form 10-Q for the
                          Quarter Ended March 31, 1996



                                Table of Contents
                                -----------------

                                                                                                   Page
                                                                                                   ----
  Part I          FINANCIAL INFORMATION

                  Item 1.    Financial Statements (unaudited)                                        2

                             Balance Sheets - March 31, 1996
                             and December 31, 1995                                                   2

                             Statements of Income for the three months
                             ended March 31, 1996 and 1995                                           3

                             Statements of Partners' Equity for the three
                             months ended March 31, 1996 and 1995                                    4

                             Statements of Cash Flows for the three
                             months ended March 31, 1996 and 1995                                    5

                             Notes to Financial Statements                                           6

                  Item 2.    Management's Discussion and Analysis
                             of Financial Condition and Results
                             of Operations                                                          13

  Part II         OTHER INFORMATION

                  Item 1.    Legal Proceedings                                                      17
                  Item 6.    Exhibits and Reports on Form 8-K                                       19

                          Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                         PEGASUS AIRCRAFT PARTNERS, L.P.

             BALANCE SHEETS -- MARCH 31, 1996 AND DECEMBER 31, 1995
                                   (unaudited)

                                     ASSETS

                                                             1996           1995
                                                             ----           ----
                                                       (in thousands except unit data)
     Cash and cash equivalents                             $  3,786       $  4,081
     Restricted cash                                          1,191          1,135
     Rent and other receivables                               1,135          1,534
     Aircraft, net (Notes 2, 6 and 7)                        28,894         29,814
     Prepaid expenses                                            34             47
                                                           --------       --------

         Total Assets                                      $ 35,040       $ 36,611
                                                           ========       ========

                        LIABILITIES AND PARTNERS' EQUITY

     LIABILITIES:
       Notes payable (Note 4)                              $  1,527       $  1,625
       Accounts payable and accrued expenses                    113             98
       Payable to affiliates (Note 3)                           533            628
       Deferred rental income                                   137            218
       Distributions payable to partners                      1,624          1,616
       Maintenance reserve payable                            1,303          1,235
       Maintenance expense payable (Note 7)                     150           --
       Accrued interest payable                                  13             15
                                                           --------       --------
         Total Liabilities                                    5,400          5,435
                                                           --------       --------

     COMMITMENTS AND CONTINGENCIES (Notes 4, 5 and 6)

     PARTNERS' EQUITY:
       General Partners                                        (500)          (485)
       Limited Partners (4,000,005 units outstanding)        30,140         31,661
                                                           --------       --------
         Total Partners' Equity                              29,640         31,176
                                                           --------       --------

           Total Liabilities and Partners' Equity          $ 35,040       $ 36,611
                                                           ========       ========

                   The accompanying notes are an integral part
                         of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                              STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (unaudited)

                                                   1996            1995
                                                   ----            ----
                                             (in thousands, except unit data
                                                   and per unit amounts)
  REVENUE:
     Rentals from operating leases              $    1,451      $    1,688
     Interest                                           75              65
                                                ----------      ----------
                                                     1,526           1,753
                                                ----------      ----------

  EXPENSES:
     Depreciation and amortization                     920           1,289
     Management and re-lease fees (Note 3)              98             126
     General and administrative (Note 3)                57              55
     Interest expense                                   43              53
     Direct lease                                       41              26
     Maintenance expense (Note 7)                      287            --
                                                ----------      ----------
                                                     1,446           1,549
                                                ----------      ----------


  NET INCOME                                    $       80      $      204
                                                ==========      ==========

  NET INCOME ALLOCATED:
     To the General Partners                    $        1      $        2
     To the Limited Partners                            79             202
                                                ----------      ----------
                                                $       80      $      204
                                                ==========      ==========
  NET INCOME PER LIMITED
     PARTNERSHIP UNIT                           $      .02      $      .05
                                                ==========      ==========

  WEIGHTED AVERAGE NUMBER
     OF LIMITED PARTNERSHIP
     UNITS OUTSTANDING                           4,000,005       4,000,005
                                                ==========      ==========


                   The accompanying notes are an integral part
                         of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (unaudited)

                                             General      Limited
                                             Partners     Partners         Total
                                             --------     --------         -----
                                                       (in thousands)
  Balance, January 1, 1996                    $(485)      $ 31,661       $ 31,176

      Net income                                  1             79             80

      Distributions declared to partners        (16)        (1,600)        (1,616)
                                              -----       --------       --------

  Balance, March 31, 1996                     $(500)      $ 30,140       $ 29,640
                                              =====       ========       ========


  Balance, January 1, 1995                    $(420)      $ 38,190       $ 37,770

      Net income                                  2            202            204

      Distributions declared to partners        (10)        (1,000)        (1,010)
                                              -----       --------       --------

  Balance, March 31, 1995                     $(428)      $ 37,392       $ 36,964
                                              =====       ========       ========



                  The accompanying notes are an integral part
                         of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (unaudited)

                                                      1996           1995
                                                      ----           ----
                                                         (in thousands)
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                      $    80       $   204
     Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization                     920         1,289
       Change in assets and liabilities:
        Rent and other receivables                       327          (472)
        Other assets                                      13            12
        Accounts payable and accrued expenses             15            23
        Payable to affiliates                            (95)          (33)
        Deferred rental income                           (81)         --
        Unrestricted maintenance reserves                 12          --
        Accrued interest payable                          (2)         --
        Maintenance expense payable                      150          --
                                                     -------       -------
     Net cash provided by operating activities         1,339         1,023
                                                     -------       -------

  CASH FLOWS FROM INVESTING ACTIVITIES:
       Capitalized aircraft improvements                --             (31)
       Repayment of advances by lessees                   72            73
                                                     -------       -------
     Net cash provided by investing activities            72            42
                                                     -------       -------

  CASH FLOWS FROM FINANCING ACTIVITIES:
       Cash distributions paid to partners            (1,608)       (1,818)
       Transfers to restricted cash                     --             (35)
       Repayment of notes payable                        (98)          (91)
                                                     -------       -------
     Net cash used for financing activities           (1,706)       (1,944)
                                                     -------       -------

  NET DECREASE IN CASH AND
     CASH EQUIVALENTS                                   (295)         (879)

  CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                               4,081         1,763
                                                     -------       -------

  CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                   $ 3,786       $   884
                                                     =======       =======

  SUPPLEMENTAL SCHEDULE OF
     CASH FLOW INFORMATION:
     Interest paid                                   $    45       $    51


                   The accompanying notes are an integral part
                         of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996
                                 --------------
                                   (unaudited)

1.       GENERAL

         The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the General Partners, necessary to fairly present the financial position of the Partnership as of March 31, 1996 and the results of its operations, changes in partners' equity, and cash flows for the three months then ended.

         These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Partnership's annual audited financial statements for the year ended December 31, 1995.

2.       AIRCRAFT UNDER OPERATING LEASES

         The Partnership's net investment in aircraft as of March 31, 1996 and December 31, 1995 consisted of the following (in thousands):

                                                                          1996                  1995
                                                                          ----                  ----
         Aircraft on operating leases                                   $ 56,095             $ 56,095
         Less:    Accumulated depreciation                               (27,915)             (26,995)
                  Reserve for decline in market
                    value of aircraft                                     (5,169)              (5,169)
                  Provision for maintenance cost                            (178)                (178)
                                                                        --------             --------
                                                                        $ 22,833             $ 23,753
                                                                        --------             --------

         Aircraft held for lease(A)                                     $ 18,351             $ 18,351
         Less:    Accumulated depreciation                                (8,617)              (8,617)
                  Net Lease Settlement proceeds
                    accounted for as cost recovery                        (3,673)              (3,673)
                                                                        --------             --------
                                                                           6,061                6,061
                                                                        --------             --------
                                                                        $ 28,894             $ 29,814
                                                                        ========             ========


(A) Represents 747 aircraft. The Partnership entered into an agreement in principle to lease the aircraft to TWA for a term of approximately 48 months at a rental rate of $180,000 per month.

3.       TRANSACTIONS WITH AFFILIATES

         Management Fees The General Partners are entitled to receive a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees paid. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. The General Partners earned $21,000 of base management fees during the three months ended March 31, 1996.

         The General Partners also are entitled to receive a quarterly subordinated incentive management fee in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees). Of this amount, 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. The General Partners earned $46,000 of incentive management fees during the three months ended March 31, 1996.

         Re-lease Fee The General Partners are entitled to receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is made. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. The General Partners earned $31,000 of re-lease fees during the three months ended March 31, 1996. All of the above fees are subordinated to the limited partners receiving an 8% annual non-cumulative return based upon original contributed capital.

         Accountable General and Administrative Expenses The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. Such reimbursable expenses amounted to $13,000 during the three months ended March 31, 1996, all of which were payable to the Administrative General Partner.

         During the quarter ended March 31, 1996 and the year ended December 31, 1995, the Administrative General Partner deferred the receipt of management fees and re-lease fees earned beginning January 1, 1995. Such fees aggregated $36,000 and $273,000 for the quarter ended March 31, 1996 and the year ended December 31, 1995, respectively.

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

         In July 1995, the Partnership and the Lender completed an extension of the commitment. Under the new agreement, the aggregate commitment will remain at $4,000,000, the Partnership's ability to borrow under the facility was extended until May 1, 1997 and the floating interest rate charged under the facility was reduced to the Lender's prime rate plus .5%. The Lender released the Boeing 747-100 aircraft as collateral under the loan and received as substitute collateral a perfected security interest in the Partnership's MD-82 aircraft leased to TWA. Through March 31, 1996, the Partnership had borrowed an aggregate of $2,150,000 pursuant to the loan agreement, of which $1,527,000 and $1,625,000 were outstanding at March 31, 1996 and December 31, 1995, respectively.

5.       LITIGATION

         In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group, Inc. (together, "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re: PaineWebber Limited Partnerships Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Air Transport Leasing, Inc., an affiliate of PaineWebber and the Administrative General Partner in the Partnership ("Administrative General Partner").

         The amended complaint in the New York Limited Partnership Actions alleged, among other things, that, in connection with the sale of interests in the Partnership, PaineWebber and the Administrative General Partner (1) failed to provide adequate disclosure of the risks involved with each partnership; (2) made false and misleading representations about the safety of the investments and the partnership's anticipated performance; and (3) marketed the partnership to investors for whom such investments were not suitable. The plaintiffs also alleged that following the sale of the partnership investments PaineWebber and the Administrative General Partner misrepresented financial information about the partnership's value and performance. The amended complaint alleged that PaineWebber and the Administrative General Partner violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

         On May 30, 1995, the US District Court certified class action treatment of the plaintiffs' claims in the New York Limited Partnership Actions.

         In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation which the parties expect to submit to the court for its consideration and approval within the next several months. Until a definitive settlement and plan of allocation is approved by the court, there can be no assurance what, if any, payment or non-monetary benefits will be made available to class members who are unitholders in the Partnership.

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

         Three actions were filed in the District Court for Brazoria County, Texas, relating to the sale and sponsorship of interests in the Partnership and an affiliated partnership. The complaints make state law claims, specifically, common law fraud, conspiracy, violations of section 27.01 of the Texas Business and Commerce Code, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty, violations of the Texas Securities Act, and violations of the Texas Deceptive Trade Practices Act. The plaintiffs seek unspecified damages, including attorneys' fees, reimbursement for all sums invested by them in the partnerships, exemplary damages, and treble damages under the Texas Deceptive Trade Practices Act. All three actions have been removed to federal court and two have been transferred to the United States District Court for the Southern District of New York. The third action has been dismissed with the consent of the parties on the grounds that it is duplicative of the two actions now before the federal court in New York.

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

6.       AIRCRAFT

         Continental Airlines Leases During December 1988, the Partnership acquired a Boeing 727-200 advanced aircraft for a total purchase price of $8,025,000. The aircraft was originally subject to an operating lease with Continental Airlines, Inc. ("Continental"), the term of which ends on October 31, 1996. Rental payments are payable monthly, in advance at the rate of $81,000.

        During December 1988, the Partnership acquired a Boeing 747-100 aircraft for a total purchase price of $17,847,000. The aircraft was originally subject to an operating lease with Continental, the term of which was originally scheduled to expire on April 30, 1996 with rental payable monthly, in advance, at the rate of $269,000.

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

        A substantial portion of the proceeds were accounted for under the cost recovery method reducing the Partnership's net carrying value of the aircraft. The remaining gain on the lease settlement was offset by the related management fees accrued and thus no net gain or loss was recognized on the settlement. At March 31, 1996, the Partnership had a carrying value of $6,061,000 in the 747-100 aircraft which approximated its estimated market value at such date.

         Continental filed for Chapter 11 bankruptcy protection on December 3, 1990 and stopped making lease payments. The Partnership entered into various lease modifications and financing arrangements with Continental as a result of the bankruptcy. At March 31, 1996, the Partnership had deferred rentals receivable from Continental of $38,000, all of which was repaid in April 1996. Additionally at March 31, 1996, the Partnership had advances to Continental aggregating $161,000 with respect to aircraft modifications, which were being repaid monthly with interest.

        Provisions for decline in market value of $400,000 and $57,000 were established during the years ended December 31, 1995 and 1994, respectively, to reflect an estimate of the recoverability of the Partnership's investment in the Boeing 727-200 aircraft.

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

         Pursuant to the lease amendment, the Partnership reimbursed TWA for $225,000 of capital improvements and advanced $750,000 to TWA to finance certain major maintenance procedures. TWA is repaying the $750,000 to the Partnership over the remaining lease term, in equal monthly installments, with interest at a fixed rate of 9.68%. At March 31, 1996, the balance of the receivable was $393,000 ($428,000 at December 31, 1995). All first quarter 1996 payments have been made by TWA.

         In mid-October 1994 because of operating and financial problems, TWA announced that it would seek a global restructuring of its capital by offering common stock for its debt securities preferred stock obligation and lease deferrals negotiated with aircraft lessors such as the Partnership ("Exchange Offer"). TWA and the Partnership agreed to a deferral of 50% of the original rent scheduled for November 1994 and 75% of the original schedule from December 1994 to April 1995 with originally scheduled payments resuming in May 1995. Additionally, TWA and the Partnership reached an agreement to extend the lease of the MD-82 aircraft by six years beyond the then scheduled expiration date to October 1, 2004 at the current lease rate at $185,000 per month. All rents deferred during the November 1994 to April 1995 period are being repaid with interest at 12% from the date of the deferral over an 18 month period which commenced May 1, 1995. On June 30, 1995, TWA filed its prepackaged reorganization plan under Chapter 11 of the U.S. Bankruptcy Code. On August 23, 1995, the reorganization plan, which included the foregoing lease modifications, was confirmed by the Bankruptcy Court, and TWA emerged from bankruptcy. TWA has made all rental payments, advance repayments and payments of deferred rent when due. However, there can be no assurance that TWA will be able to meet its obligations in the future. At March 31, 1996 and December 31, 1995, the Partnership had $323,000 and $465,000, respectively, of deferred rent receivables relating to the TWA aircraft which were included in rents and other receivables on the balance sheets.

        Kiwi International Air Lines Leases The Partnership owns two Boeing 727-200 non-advanced aircraft, originally acquired in December 1988 for $6,308,000 per aircraft. The aircraft were originally leased to Northwest Aircraft, Inc. ("Northwest") subject to operating leases, one of which expired in August 1993 and the other of which expired in April 1994, both after short extensions. Upon the expiration of the leases, Northwest paid the Partnership $433,000 and $325,000 representing economic settlements in lieu of completing certain maintenance procedures required for the respective leases. In February 1994 and April 1994, the Partnership entered into the leases with Kiwi, each for terms of approximately five years with rents payable monthly in advance at $55,000 per aircraft. The leases also require Kiwi to pay maintenance reserves, which can be drawn down by Kiwi for specific maintenance procedures, of $250 per flight hour. The aircraft were delivered in April and July 1994. In connection with the first Kiwi lease, the Partnership also acquired an additional aircraft engine, at a cost of $195,000, which is used as a spare by Kiwi on a utilization basis at $105 per flight hour of use.

         In connection with the Kiwi leases, the Partnership completed certain maintenance procedures, aircraft-aging related modifications, the purchase of the spare engine for Kiwi's fleet discussed above and other lessee-required modifications prior to delivery of the aircraft to Kiwi at an aggregate cost of $3,303,000 of which $580,000 represented maintenance-related work funded by the maintenance-related payments received from Northwest and the balance of which was capitalized as part of the Partnership's basis in the aircraft. (including the spare engine)

         During the terms of the leases Kiwi can request that the aircraft be hushkitted to obtain Stage 3 noise abatement for which the lease term will be reset to five years with lease payments increasing to amortize the cost of hushkitting at the rate of 2% per month. Alternatively, the Partnership can deem the hushkitting economically unfeasible at which point Kiwi can terminate the lease and return the aircraft. Based upon the composition of its fleet and the FAA mandated deadlines for compliance with Stage 3 Noise Regulation, the General Partners believe that Kiwi may request that the Partnership hushkit one or both of the 727 aircraft by December 1996. Such upgrade is estimated to cost $1.9 million per aircraft and the Partnership would need to acquire additional financing to complete such work.

         During 1995, Kiwi encountered continued liquidity and operating problems. The Partnership and Kiwi agreed to a deferral of February 1995 and half of March 1995 rent

($165,000 in the aggregate) plus an accommodation to permit Kiwi to not fund the maintenance reserves in February, March and April 1995. The deferred rent was repaid with interest at 12% over a 9-month period which began July 1, 1995. At March 31, 1996, the Partnership held maintenance deposits aggregating $1,191,000 with respect to the Kiwi aircraft. Kiwi made its February 1996 lease and maintenance payments late and has requested a similiar extension of time to make its May payments.

        Provisions for decline in market value of $1,943,000 and $2,335,000 were established during the years ended December 31, 1994 and 1992, respectively, to reflect an estimate of the recoverability of the Partnership's investment in these aircraft.


7.       AIRCRAFT REMARKET

        In April 1996, the Partnership entered into an agreement in principle with TWA for the lease of the 747 aircraft for a term of approximately 48 months at a lease rate of $180,000 per month. Consummation of the transaction is subject to completion of lease documentation and comletion of certain maintenance work. The Partnership commenced a scheduled maintenance check on the aircraft to prepare the aircraft for delivery. The Partnership estimates total costs (including capital expenditures) associated with the check, including certain integration costs, to be approximately $1,300,000. At March 31, 1996 the Partnership recognized a maintenance charge of $287,000 to reflect the work completed at such date.

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

         At March 31, 1996, the Partnership's unrestricted cash and cash equivalents exceeded declared but unpaid distributions to partners by $2,162,000. At December 31, 1995, the Partnership's unrestricted cash and cash equivalents exceeded declared, but unpaid, distributions to the partners by $2,456,000. The principal reason for the decrease in cash was that distribution to partners exceeded cash from operations adjusted for collections of advances and debt service during the quarter ended March 31, 1996.

         Rent and other receivables decreased by $399,000 from $1,534,000 at December 31, 1995 to $1,135,000 at March 31, 1996. This decrease is primarily the result of the continued repayments of advances and deferrals by Continental, TWA and Kiwi.

         Prepaid expenses decreased by $13,000 from $47,000 at December 31, 1995 to $34,000 at March 31, 1996.

         Deferred rental income decreased $81,000 from $218,000 at December 31, 1995 to $137,000 at March 31, 1996 due to the recognition of income during the 1996 Quarter of an amount received in December 1995.

        Payable to affiliates decreased by $95,000, from $628,000 at December 31, 1995 to $533,000 at March 31, 1996. The decrease was attributable to the payment, during the period, to the Managing Geeral Partner of fees associated with the 747 Lease Settlement which were accrued at December 31, 1995 partially offset by the continued deferral of management fees otherwise due the Administrative General Partner.

         During the three months ended March 31, 1996 the Partnership paid cash distributions pertaining to the fourth quarter (except the amount due to the Administrative General Partner which remains unpaid). The quarterly distribution represented an annualized rate equal to 8% of contributed capital ($.40 per Unit).

The amount of each distribution will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position. The distribution for the first quarter of 1996 was paid on April 25, 1996 at an annualized rate of 8% of contributed capital ($.40 per Unit).

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes, approximately 95%, of the cash distributions declared for the quarter ended March 31, 1996, constituted a return of capital. Also, based on the amount of net income reported by the Partnership for accounting purposes, approximately 69% of the cash distributions paid to the partners from inception of the Partnership through March 31, 1996 constituted a return of capital. However, the total actual return on capital over the Partnership's life can only be determined at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized.

        In April 1994, the Partnership established a loan facility with a third party lender which expired in May 1995. In July 1995, the Partnership and the Lender completed an extension of the commitment. Under the new agreement, the aggregate commitment remained at $4,000,000, the Partnership's ability to borrow under the facility was extended until May 1, 1997 and the floating interest rate charged under the facility was reduced to the Lender's prime rate plus .5%. The Lender released the Boeing 747-100 aircraft as collateral under the loan and received a perfected security interest in the Partnership's MD-82 aircraft leased to TWA. Through December 31, 1995, the Partnership had borrowed an aggregate of $2,150,000 pursuant to the loan agreement, of which $1,527,000 and $1,625,000 was outstanding at March 31, 1996 and December 31, 1995, respectively. In connection with the extension of the loan commitment the Lender released its interest in a cash collateral account established to secure the Partnership's obligation under the letter of credit agreement relating to the TBT lease.

         The Partnership may require additional financing to fund future maintenance work on aircraft, hushkitting the aircraft, or other capital improvements such as cargo conversion. For example, because of FAA mandated compliance with Stage 3 aircraft noise regulation, Kiwi may request the Partnership to hushkit one or both of the 727 aircraft leased to Kiwi. If the Partnership were to elect to hushkit these aircraft, the Partnership would need to utilize its current loan facility or complete a new financing. The Partnership can borrow up to 35% of the original offering proceeds. Any such borrowings will only be made if the General Partners believe such borrowings will be in the best interests of the Partnership and will enhance portfolio value. The Partnership cannot utilize borrowings to purchase aircraft. However, there can be no assurance that the Partnership would be able to obtain any additional borrowings, if required.

         During 1995, TWA completed its financial restructuring and made all payments due. Additionally, during 1995, Kiwi continued to make rental and maintenance payments subject to the leases as amended, although it continues to have liquidity and capital concerns. Kiwi requested an extension of time to make related rental, deferred rent and maintenance reserve payments for February 1996 and made such payments in late February 1996 and requested a similar extension for payments otherwise due in May 1996. Finally, the Partnership settled the Continental 747 lease in 1995 and accepted redelivery of the aircraft. It is anticipated that certain scheduled maintenance and integration costs, which are estimated to aggregate $1,300,000 will be necessary to complete a remarketing. The Partnership intends to finance such costs as necessary through its cash reserves and loan facility. Additionally, because of the need to meet Stage 3 aircraft thresholds required by FAA mandated noise regulation, Kiwi may require that the Partnership hushkit (upgrade to Stage 3) one or both of the 727 aircraft leased to Kiwi. If the Partnership determines to perform such work, which is estimated to cost $1.9 million per aircraft, it will need to finance substantially all of such cost through its loan facility or other new borrowings which may or may not be obtainable. If the Partnership elects not to do such work, Kiwi may terminate the lease and the Partnership may encounter delays and costs of redeployment. The Partnership has entered into an agreement in principle with TWA to lease the

747 aircraft for a term of 48 months at a rate of $180,000 per month. The agreement is subject to final documentation and the completion of certain maintenance and integration work discussed above. The Partnership's future cashflow will be impacted by any changes in the status of the Kiwi leases as the result of Kiwi's continued liquidity concerns or because of Stage 3 implementation. Additionally, the lease of the 727 aircraft to Continental is scheduled to expire in October 1996, unless renewed. The Partnership is investigating opportunities with respect to that aircraft.

Litigation

See Footnote Item 1, "Legal Proceedings" for a complete discussion of certain class action lawsuits and related settlement.

RESULTS OF OPERATIONS

         The Partnership's net income was $80,000 for the three months ended March 31, 1996 (1996 Quarter) as compared to $204,000 for the quarter ended March 31, 1995 (1995 Quarter). Net income per limited partnership unit also decreased to $.02 for the 1996 Quarter from $.05 per Unit for the 1995 Quarter.

         The decrease in the Partnership's net income for the 1996 Quarter resulted primarily from a decrease in rental revenue, due to the off-lease status of the 747-100 aircraft formerly leased to Continental for which one month of rental income was recognized in the 1995 Quarter and maintenance expense incurred in connection with 747 aircraft offset by a reduction in depreciation expense due to the off-lease status of the 747 aircraft during the 1996 Quarter.

         Rental revenue decreased $237,000, or 14%, for the 1996 Quarter, principally due to the off-lease status of the 747 aircraft, in the 1996 Quarter (one month of rental income was recognized and received in the 1995 Quarter) partially offset by the lease of the spare engine to Kiwi in the 1996 Quarter. No rental revenue was recognized in the 1995 Quarter with respect to the spare engine.

         Interest income for the 1996 Quarter increased by $10,000, or 15%, in comparison to the 1995 Quarter. This increase was primarily attributable to the interest income earned with respect to the undistributed Continental Lease Settlement proceeds relating to the 747 aircraft, partially offset by the continued repayment of advances and deferrals pursuant to various repayment schedules.

         Depreciation and amortization decreased $369,000, or 29%, for the 1996 Quarter in comparison to the 1995 Quarter. The decrease was attributable to the off-lease status of the 747 aircraft in the 1996 Quarter. As a result, no depreciation was charged in the 1996 Quarter.

         Management and re-lease fees payable to the General Partners for the 1996 Quarter decreased $28,000, or 22%, in comparison to the 1995 Quarter. The entire decrease was attributable to management fees which decreased because of the decreases in the Partnership's rental revenue and net income (adjusted for depreciation) which serve as the bases with respect to which the management fees are calculated.

         General and administrative expense increased by $2,000 or 4% in the 1996 Quarter as compared to the 1995 Quarter which was consistent with the Partnership's operations.

         Interest expense decreased by $10,000 or 19% in the 1996 Quarter as compared to the 1995 Quarter due to a decrease in interest rates and the continued repayment of principal which reduced the outstanding balances.

         Direct lease expenses increased by $15,000 or 58% due to an increase in insurance premiums as well as aircraft storage costs relating to the 747 aircraft.

         Aircraft maintenance expense of $287,000 was incurred in 1996 Quarter which reflected the work completed with respect to a maintenance check performed on the 747 aircraft. Such maintenance check and other integration expenses are estimated to cost approximately $1,300,000 . No such amount was incurred in the 1995 Quarter.

                           Part II. OTHER INFORMATION


Item 1.       Legal Proceedings

         In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group, Inc. (together, "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re: PaineWebber Limited Partnerships Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Air Transport Leasing, Inc., an affiliate of PaineWebber and the Administrative General Partner in the Partnership ("Administrative General Partner").

         The amended complaint in the New York Limited Partnership Actions alleged, among other things, that, in connection with the sale of interests in the Partnership, PaineWebber and the Administrative General Partner (1) failed to provide adequate disclosure of the risks involved with each partnership; (2) made false and misleading representations about the safety of the investments and the partnership's anticipated performance; and (3) marketed the partnership to investors for whom such investments were not suitable. The plaintiffs also alleged that following the sale of the partnership investments PaineWebber and the Administrative General Partner misrepresented financial information about the partnership's value and performance. The amended complaint alleged that PaineWebber and the Administrative General Partner violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

         On May 30, 1995, the US District Court certified class action treatment of the plaintiffs' claims in the New York Limited Partnership Actions.

         In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation which the parties expect to submit to the court for its consideration and approval within the next several months. Until a definitive settlement and plan of allocation is approved by the court, there can be no assurance what, if any, payment or non-monetary benefits will be made available to class members who are unitholders in the Partnership.

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

         Three actions were filed in the District Court for Brazoria County, Texas, relating to the sale and sponsorship of interests in the Partnership and an affiliated partnership. The complaints make state law claims, specifically, common law fraud, conspiracy, violations of section 27.01 of the Texas Business and Commerce Code, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty, violations of the Texas Securities Act, and violations of the Texas Deceptive Trade Practices Act. The plaintiffs seek unspecified damages, including attorneys' fees, reimbursement for all sums invested by them in the partnerships, exemplary damages, and treble damages under the Texas Deceptive Trade Practices Act. All three actions have been removed to federal court and two have been transferred to the United States District Court for the Southern District of New York. The third action has been dismissed with the consent of the parties on the grounds that it is duplicative of the two actions now before the federal court in New York.

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

Item 6.    Exhibits and Reports on Form 8-K

         (a)      Exhibits and reports to be filed:  none

         (b) The Partnership did not file any reports on Form 8-K during the first quarter of the fiscal year ending December 31, 1996.

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

                                  Pegasus Aircraft Partners, L.P.
                                  (Registrant)

                                  By:      Air Transport Leasing, Inc.
                                           A General Partner

Date: May 13, 1996                         By:     /s/ Joseph P. Ciavarella
                                                   ------------------------
                                                   Joseph P. Ciavarella
                                                   Vice President, Treasurer
                                                   and Chief Financial
                                                   and Accounting Officer

                                EXHIBIT INDEX
                                -------------


                 Exhibit 27          Financial Data Schedule