Form 10-Q
period 1996-06-30
PEGASUS AIRCRAFT PARTNERS L P
filed 1996-08-14
CIK 835900

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________to ______________________

Commission file number                   0-17712
                      -----------------------------------------------------

                       Pegasus Aircraft Partners, L.P.
            (Exact name of registrant as specified in its charter)



              Delaware                                   84-1099968
       (State of organization)                          (IRS Employer
                                                     Identification No.)



      Four Embarcadero Center 35th Floor
         San Francisco, California                         94111
           (Address of principal                        (Zip Code)
            executive offices)


      Registrant's telephone number, including area code (415) 434-3900



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___.

                       Pegasus Aircraft Partners, L.P.
                    Quarterly Report on Form 10-Q for the
                         Quarter Ended June 30, 1996



                              Table of Contents



                                      Page

  Part I    FINANCIAL INFORMATION

            Item 1. Financial Statements (unaudited)                 2

                    Balance Sheets - June 30, 1996
                    and December 31, 1995                            2

                    Statements of Operations for the three months
                    ended June 30, 1996 and 1995                     3

                    Statements of Income for the six months
                    ended June 30, 1996 and 1995                     4

                    Statements of Partners' Equity for the six
                    months ended June 30, 1996 and 1995              5

                    Statements of Cash Flows for the six
                    months ended June 30, 1996 and 1995              6

                    Notes to Financial Statements                    7

            Item 2. Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                   14


  Part II   OTHER INFORMATION

            Item 1. Legal Proceedings                               18
            Item 6. Exhibits and Reports on Form 8-K                20

                        Part I. FINANCIAL INFORMATION


Item 1. Financial Statements

                       PEGASUS AIRCRAFT PARTNERS, L.P.

            BALANCE SHEETS -- JUNE 30, 1996 AND DECEMBER 31, 1995
                                 (unaudited)

                                    ASSETS


                                                             1996        1995
                                                             ----        ----
                                                      (in thousands except unit data)


Cash and cash equivalents                                  $  3,086    $  4,081
Restricted cash                                               1,435       1,135
Rent and other receivables                                      889       1,534
Aircraft, net (Notes 2, 6 and 7)                             28,585      29,814
Prepaid expenses                                                 49          47
                                                           --------    --------

   Total Assets                                            $ 34,044    $ 36,611
                                                           ========    ========

                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
 Notes payable (Note 4)                                    $  1,426    $  1,625
 Accounts payable and accrued expenses                           75          98
 Payable to affiliates (Note 3)                                 583         628
 Deferred rental income                                         137         218
 Distributions payable to partners                            1,632       1,616
 Maintenance reserve payable                                  1,602       1,235
 Maintenance expense payable (Note 7)                           574        --
 Accrued interest payable                                        12          15
                                                           --------    --------
   Total Liabilities                                          6,041       5,435
                                                           --------    --------

COMMITMENTS AND CONTINGENCIES (Notes 4, 5 and 6)

PARTNERS' EQUITY:
 General Partners                                              (516)       (485)
 Limited Partners (4,000,005 units outstanding)              28,519       31,661
                                                           --------    --------
   Total Partners' Equity                                    28,003      31,176
                                                           --------    --------

    Total Liabilities and Partners' Equity                 $ 34,044    $ 36,611
                                                           ========    ========


                 The accompanying notes are an integral part
                        of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS, L.P.

                           STATEMENTS OF OPERATIONS

              FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                 (unaudited)


                                                      1996          1995
                                                      ----          -----
                                         (in thousands, except unit data and per unit amounts)

REVENUE:

  Rentals from operating leases (Note 5)         $     1,447    $    1,434
  Interest                                                63            73
                                                 -----------    ----------
                                                       1,510         1,507


EXPENSES:
  Depreciation and amortization                          920           945
  Management and re-lease fees (Note 3)                   94           112
  General and administrative (Note 3)                     49            50
  Interest expense                                        36            52
  Direct lease                                            50            29
  Maintenance and aircraft expense                       382          --
                                                 -----------    ----------
                                                       1,531         1,188


NET (LOSS) INCOME                                $       (21)   $      319
                                                 ===========    ==========

NET (LOSS) INCOME ALLOCATED:

To the General Partners                          $     (--)     $        3
To the Limited Partners                                  (21)          316
                                                 -----------    ----------
                                                 $       (21)   $      319
                                                 ===========    ==========

NET (LOSS) INCOME PER LIMITED PARTNERSHIP
UNIT$                                                   (.01)   $      .08

WEIGHTED AVERAGE NUMBER OF LIMITED
PARTNERSHIP UNITS OUTSTANDING                      4,000,005     4,000,005
                                                 ===========    ==========



              The accompanying notes are an integral part of these
                              financial statements.

                       PEGASUS AIRCRAFT PARTNERS, L.P.

                             STATEMENTS OF INCOME

               FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                 (unaudited)


                                                       1996         1995
                                                       ----         ----
                                    (in thousands, except unit data and per unit amounts)

REVENUE:

  Rentals from operating leases (Note 5)           $    2,898   $    3,122
  Interest                                                138          138
                                                   ----------   ----------
                                                        3,036        3,260

EXPENSES:
  Depreciation and amortization                         1,840        2,234
  Management and re-lease fees (Note 3)                   192          238
  General and administrative (Note 3)                     106          105
  Interest expense                                         79          105
  Direct lease                                             91           55
  Maintenance and aircraft expense                        669         --
                                                   ----------   ----------
                                                        2,977        2,737

NET INCOME                                         $       59   $      523
                                                   ==========   ==========

NET INCOME ALLOCATED:

To the General Partners                            $        1   $        5
To the Limited Partners                                    58          518
                                                   ----------   ----------
                                                   $       59   $      523
                                                   ==========   ==========

NET INCOME PER LIMITED PARTNERSHIP UNIT            $      .01   $      .13
                                                   ==========   ==========


WEIGHTED AVERAGE NUMBER OF LIMITED
PARTNERSHIP UNITS OUTSTANDING                       4,000,005    4,000,005
                                                   ==========   ==========




              The accompanying notes are an integral part of these
                              financial statements.

                       PEGASUS AIRCRAFT PARTNERS, L.P.

                        STATEMENTS OF PARTNERS' EQUITY

               FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                 (unaudited)



                                                General     Limited
                                                Partners    Partners     Total
                                                --------    --------     -----
                                                         (in thousands)

Balance, January 1, 1996                          $(485)   $ 31,661    $ 31,176

   Net income                                         1          58          59

   Distributions declared to partners               (32)     (3,200)     (3,232)
                                                   -----    --------    --------

Balance, June 30, 1996                            $(516)   $ 28,519    $ 28,003
                                                   =====    ========    ========


Balance, January 1, 1995                          $(420)   $ 38,190    $ 37,770

   Net income                                         5         518         523

   Distributions declared to partners               (22)     (2,200)     (2,222)
                                                    -----    --------    -------

Balance, June 30, 1995                            $(437)   $ 36,508    $ 36,071
                                                   =====   ========     ========














              The accompanying notes are an integral part of these
                              financial statements.

                       PEGASUS AIRCRAFT PARTNERS, L.P.

                           STATEMENTS OF CASH FLOWS

               FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                 (unaudited)

                                                             1996       1995
                                                             ----       ----
                                                              (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                               $    59    $   523
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                           1,840      2,234
     Change in assets and liabilities:
      Rent and other receivables                               498       (420)
      Prepaid expenses                                          (2)       (34)
      Accounts payable and accrued expenses                    (23)        43
      Payable to affiliates                                    (45)        44
      Accrued interest payable                                  (3)      --
      Accounts payable arising from maintenance
       related items                                           200       --
      Deferred income                                          (81)      --
      Unrestricted maintenance reserves payable                 67       --
                                                           -------    -------
        Net cash provided by operating activities            2,510      2,390
                                                           -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capitalized aircraft improvements                           (611)       (31)
  Accounts payable-aircraft                                    374       --
  Repayment of advances by lessees                             147        147
                                                           -------    -------
   Net cash (used in) provided by investing
    activities                                                 (90)       116
                                                           -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Transfers to restricted cash                                --          (70)
  Cash distributions paid to partners                       (3,216)    (2,828)
  Repayments of notes payable                                 (199)      (184)
                                                           -------    -------
  Net cash used in financing activities                     (3,415)    (3,082)
                                                           -------    -------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                            (995)      (576)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                        4,081      1,763
                                                           -------    -------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                            $ 3,086    $ 1,187
                                                           =======    =======

SUPPLEMENTAL INFORMATION:
  Interest paid                                            $    80    $   103
                                                           =======    =======

  The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS, L.P.

                        NOTES TO FINANCIAL STATEMENTS

                                JUNE 30, 1996
                                 (unaudited)

1.   GENERAL

     The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the General Partners, necessary to fairly present the financial position of the Partnership as of June 30, 1996 and the results of its operations, changes in partners' equity, and cash flows for the six months then ended.

     These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Partnership's annual audited financial statements for the year ended December 31, 1995.

2.   AIRCRAFT UNDER OPERATING LEASES

     The Partnership's net investment in aircraft as of June 30, 1996 and December 31, 1995 consisted of the following (in thousands):


                                                             1996          1995
                                                         --------      --------

      Aircraft on operating leases                       $ 56,095      $ 56,095
      Less: Accumulated depreciation                      (28,835)      (26,995)
            Reserve for decline in market
              value of aircraft                            (5,169)       (5,169)
            Provision for maintenance cost                   (178)         (178)
                                                         --------      --------
                                                         $ 21,913      $ 23,753
                                                         --------      --------

      Aircraft held for lease(A)                         $ 18,962      $ 18,351
      Less: Accumulated depreciation                       (8,617)       (8,617)
            Net Lease Settlement proceeds
              accounted for as cost recovery               (3,673)       (3,673)
                                                         --------      --------
                                                            6,672         6,061
                                                         --------      --------
                                                         $ 28,585      $ 29,814
                                                         ========      ========


(A) Represents 747 aircraft. The Partnership entered into an agreement in principle to lease the aircraft to TWA for a term of approximately 48 months at a rental rate of $180,000 per month.

3.    TRANSACTIONS WITH AFFILIATES

      Management Fees The General Partners are entitled to receive a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees paid. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. The General Partners earned $22,000 and $43,000 of base management fees during the quarter and six months ended June 30, 1996, respectively.

     The General Partners also are entitled to receive a quarterly subordinated incentive management fee in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees). Of this amount, 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. The General Partners earned $41,000 and $87,000 of incentive management fees during the quarter and six months ended June 30, 1996, respectively.

     Re-lease Fee The General Partners are entitled to receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is made. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. The General Partners earned $31,000 and $62,000 of re-lease fees during the quarter and six months ended June 30, 1996, respectively. All of the above fees are subordinated to the limited partners receiving an 8% annual non-cumulative return based upon original contributed capital.

     Accountable General and Administrative Expenses The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. Such reimbursable expenses amounted to $12,000 and $25,000 during the quarter and six months ended June 30, 1996, respectively, all of which were payable to the Administrative General Partner.

     Other In the six months ended June 30, 1996, the Partnership purchased certain equipment and parts relating to the 747 aircraft from a company owned by three directors of the Managing General Partner in the amount of $120,000.

     During the six months ended June 30, 1996 and the year ended December 31, 1995, the Administrative General Partner deferred the receipt of management fees and re-lease fees earned beginning January 1, 1995. Such fees aggregated $71,000 and $273,000 for the six months ended June 30, 1996 and the year ended December 31, 1995, respectively. As part of the proposed class action settlement (See
Note 5, "Litigation" these management and re-lease fees as well as all future fees earned by the Administrative General Partner have been assigned by an affiliate to an escrow account for the benefit of class members.

4.   NOTES PAYABLE

     During April 1994, the Partnership established a loan facility with an unaffiliated, third-party lender ("Lender"), which was collateralized by the Partnership's one-half interest in the McDonnell Douglas MD-81 aircraft leased to USAir, Inc. ("USAir") and the Partnership's Boeing 747-100 aircraft then under lease to Continental. Under the terms of the loan agreement, the Partnership was entitled to borrow up to $4,000,000, the commitment for which expired on May 1, 1995. The loan agreement required a commitment fee on the unborrowed funds of .5% per annum payable quarterly. There are no compensating balance requirements. The Partnership had an option for a fixed (market interest rate on the US Treasury bond with a similar maturity plus 2.75%) or floating (the Lender's prime rate plus 1.5%) rate of interest.

     In July 1995, the Partnership and the Lender completed an extension of the commitment. Under the new agreement, the aggregate commitment will remain at $4,000,000, the Partnership's ability to borrow under the facility was extended until May 1, 1997 and the floating interest rate charged under the facility was reduced to the Lender's prime rate plus .5%. The Lender released the Boeing 747-100 aircraft as collateral under the loan and received as substitute collateral, a perfected security interest in the Partnership's MD-82 aircraft leased to TWA. Through June 30, 1996, the Partnership had borrowed an aggregate of $2,150,000 pursuant to the loan agreement, of which $1,426,000 and $1,625,000 were outstanding at June 30, 1996 and December 31, 1995, respectively.

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

     On May 30, 1995, the US District Court certified class action treatment of the plaintiffs' claims in the New York Limited Partnership Actions.

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York ("District Court") to be used to resolve the litigation. On July 17, 1996, the District Court granted preliminary approval of the proposed settlement of the class action litigation. As part of the class action settlement, PaineWebber agreed to pay $125 million and additional consideration to class members. The order entered by the District Court provides for notice to be mailed to class members and schedules a final hearing on the proposed settlement for October 25, 1996.

     In April 1995, two investors in the Pegasus limited partnerships filed a purported class action in the Circuit Court of the State of Illinois for Cook County entitled Robert M. Jacobson, et al. v. PaineWebber, Inc., et al., making allegations substantially similar to those in the New York Limited Partnership Actions, but limited in subject matter to the sale of the Pegasus partnerships, and without a RICO claim. The plaintiffs in the Jacobson case simultaneously remained as participants in the New York Limited Partnership Actions, and subsequently sought to intervene in that action and to be named class representatives for a separate subclass that they asked the Court to establish consisting of investors in the Pegasus partnerships. The court in the New York Limited Partnership Actions denied their request, and the plaintiffs have taken an appeal to the United States Court of Appeals for the Second Circuit. The Illinois case has been dismissed.

     Three actions were filed in the District Court for Brazoria County, Texas, relating to the sale and sponsorship of interests in the Partnership and an affiliated partnership. The complaints make state law claims, specifically, common law fraud, conspiracy, violations of section 27.01 of the Texas Business and Commerce Code, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty, violations of the Texas Securities Act, and violations of the Texas Deceptive Trade Practices Act. The plaintiffs seek unspecified damages, including attorneys' fees, reimbursement for all sums invested by them in the partnerships, exemplary damages, and treble damages under the Texas Deceptive Trade Practices Act. All three actions have been removed to federal court and two have been transferred to the United States District Court for the Southern District of New York and consolidated under the title, Mallia vs. PaineWebber, Inc. The third action has been dismissed with the consent of the parties on the grounds that it is duplicative of the two actions now before the federal court in New York.

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

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber and its affiliates, including the Administrative General Partner could be entitled to indemnification from the Partnership for expenses and liabilities in connection with the Mallia and Abbate litigations. The General Partners are unable to determine the effect, if any, of such action on the Partnership's financial statements, taken as a whole.

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

     A substantial portion of the proceeds were accounted for under the cost recovery method reducing the Partnership's net carrying value of the aircraft. The remaining gain on the lease settlement was offset by the related management fees accrued and thus no net gain or loss was recognized on the settlement. See footnote 7, "Aircraft Remarket," for a further description of the 747-100 aircraft.

     Continental filed for Chapter 11 bankruptcy protection on December 3, 1990 and stopped making lease payments. The Partnership entered into various lease modifications and financing arrangements with Continental as a result of the bankruptcy. At June 30, 1996, the Partnership had advances to Continental aggregating $122,000 with respect to aircraft modifications, which were being repaid monthly with interest.

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

     Pursuant to the lease amendment, the Partnership reimbursed TWA for $225,000 of capital improvements and advanced $750,000 to TWA to finance certain major maintenance procedures. TWA is repaying the $750,000 to the Partnership over the remaining lease term, in equal monthly installments, with interest at a fixed rate of 9.68%. At June 30, 1996, the balance of the receivable was $358,000 ($428,000 at December 31, 1995). All 1996 payments have been made by TWA when due.

     In mid-October 1994 because of operating and financial problems, TWA announced that it would seek a global restructuring of its capital by offering common stock for its debt securities, preferred stock obligations and lease deferrals negotiated with aircraft lessors such as the Partnership ("Exchange Offer"). TWA and the Partnership agreed to a deferral of 50% of the original rent scheduled for November 1994 and 75% of the original rent scheduled from December 1994 to April 1995 with originally scheduled payments resuming in May 1995. Additionally, TWA and the Partnership reached an agreement to extend the lease of the MD-82 aircraft by six years beyond the then scheduled expiration date to October 1, 2004 at the current lease rate of $185,000 per month. All rents deferred during the November 1994 to April 1995 period are scheduled to be repaid with interest at 12% from the date of the deferral over an 18 month period commencing May 1, 1995. On June 30, 1995, TWA filed its prepackaged reorganization plan under Chapter 11 of the US Bankruptcy Code. On August 23, 1995, the reorganization plan, which included the foregoing lease modifications, was confirmed by the Bankruptcy Court, and TWA emerged from bankruptcy. TWA has made all rental payments, advance repayments and payments of deferred rent when due. However, there can be no assurance that TWA will be able to meet its obligations in the future. At June 30, 1996 and December 31, 1995, the Partnership had $187,000 and $465,000, respectively, of deferred rent receivables relating to the TWA lease which were included in rents and other receivables on the balance sheet.

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

     During the terms of the leases Kiwi can request that the aircraft be hushkitted to obtain Stage 3 noise abatement for which the lease term will be reset additional with lease payments increasing to amortize the cost of hushkitting at the rate of approximately 2% per month. Alternatively, the Partnership can deem the hushkitting economically unfeasible at which point Kiwi can terminate the lease and return the aircraft. In July 1996, Kiwi and the Partnership entered into discussions that may result in the Partnership hushkitting one or both of the 727 aircraft leased to Kiwi in 1996. Such upgrade is estimated to cost $1.9 million per aircraft. The Partnership would utilize its existing loan facility to finance the hushkitting of one aircraft but would need to obtain additional financing to complete such work if both aircraft were hushkitted.

     During 1995, Kiwi encountered continued liquidity and operating problems. The Partnership and Kiwi agreed to a deferral of February 1995 and half of March 1995 rent ($165,000 in the aggregate) plus an accommodation to permit Kiwi to not fund the maintenance reserves in February, March and April 1995. The deferred rent was repaid with interest at 12% over a 9-month period which began July 1, 1995. At June 30, 1996, the Partnership held maintenance deposits aggregating $1,435,000 with respect to the Kiwi aircraft which is included as restricted cash on the balance sheets. Kiwi made its February and May 1996 lease payments late and has requested deferral of its July rental and maintenance payments. Kiwi is to repay the deferred rent over nine months with interest at 12% commencing October 1996 and make up the deficiency in maintenance reserve payments at the next scheduled maintenance check.

     In June 1996, Kiwi agreed with the FAA to ground 25% of its fleet due to certain pilot training manual deficiencies. Kiwi is working towards satisfying the FAA and has returned two of four aircraft grounded to active status. Additionally, in July 1996, an outside institutional investor contributed, $4,000,000 in return for a convertible note due in March 1997, for up to 32% of Kiwi's common stock and two seats on Kiwi's Board of Directors. The investor has options to invest an additional $6,000,000 in convertible preferred stock which expires in March 1997. Existing shareholders (including directors and employees) are also making or will be given the opportunity to make additional investments. Kiwi's ability to make timely lease and reserve payments is uncertain due to its long-term liquidity, capital and market concerns.

7.    AIRCRAFT REMARKET

     In April 1996, the Partnership entered into an agreement in principle with TWA for the lease of the 747 aircraft for a term of approximately 48 months at a lease rate of $180,000 per month. The Partnership commenced a scheduled maintenance check on the aircraft to prepare the aircraft for delivery. The Partnership incurred costs of $1,280,000 in connection with the redelivery integration and maintenance of the 747 aircraft, of which $669,000 represented maintenance expense and $611,000 were capitalized expenditures. The aircraft was delivered to TWA on July 12, 1996. The Partnership received a security deposit of $360,000 from TWA with respect to the lease.

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

     At June 30, 1996, the Partnership's unrestricted cash and cash equivalents exceeded declared but unpaid distributions to partners by $1,454,000. At December 31, 1995, the Partnership's unrestricted cash and cash equivalents exceeded declared, but unpaid, distributions to the partners by $2,456,000.

     Rent and other receivables decreased by $645,000 from $1,534,000 at December 31, 1995 to $889,000 at June 30, 1996. This decrease is primarily the result of the continued repayments of advances and deferrals by Continental, TWA and Kiwi.

     Prepaid expenses increased by $2,000 from $47,000 at December 31, 1995 to $49,000 at June 30, 1996.

     Deferred rental income decreased $81,000 from $218,000 at December 31, 1995 to $137,000 at June 30, 1996 due to the recognition of income during 1996 of an amount received in December 1995.

     Payable to affiliates decreased by $45,000, from $628,000 at December 31, 1995 to $583,000 at June 30, 1996. The decrease was attributable to the payment in the first quarter of fees associated with the 747 Lease Settlement which were accrued at December 31, 1995, offset by the continued deferral of management fees otherwise due the Administrative General Partner.

     During the three months ended June 30, 1996 the Partnership paid cash distributions pertaining to the first quarter (except the amount due to the Administrative General Partner which remains unpaid). The quarterly distribution represented an annualized rate equal to 8% of contributed capital ($.40 per Unit).

     The amount of each distribution will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position. The distribution for the second quarter of 1996 was paid on July 25, 1996 at an annualized rate of 8% of contributed capital ($.40 per Unit).

     Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital. Based on the amount of net income (loss) reported by the Partnership for accounting purposes 100% of the cash distributions declared for the quarter ended June 30, 1996 (99% for the six months then ended), constituted a return of capital. Also, based on the amount of net income reported by the Partnership for accounting purposes, approximately 69% of the cash distributions paid to the partners from inception of the Partnership through June 30, 1996 constituted a return of capital. However, the total actual return on capital over the Partnership's life can only be determined at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized.

     In April 1994, the Partnership established a loan facility with a third party lender which expired in May 1995. In July 1995, the Partnership and the Lender completed an extension of the commitment. Under the new agreement, the aggregate commitment remained at $4,000,000, the Partnership's ability to borrow under the facility was extended until May 1, 1997 and the floating interest rate charged under the facility was reduced to the Lender's prime rate plus .5%. The Lender released the Boeing 747-100 aircraft as collateral under the loan and received a perfected security interest in the Partnership's MD-82 aircraft leased to TWA. Through December 31, 1995, the Partnership had borrowed an aggregate of $2,150,000 pursuant to the loan agreement, of which $1,426,000 and $1,625,000 were outstanding at June 30, 1996 and December 31, 1995, respectively. In connection with the extension of the loan commitment the Lender released its interest in a cash collateral account established to secure the Partnership's obligation under the letter of credit agreement relating to the TBT lease.

     The Partnership may require additional financing to fund future maintenance work on aircraft, hushkitting the aircraft to comply with Stage 3 aircraft noise regulation, or other capital improvements such as cargo conversion. In July 1996 Kiwi and the Partnership entered into discussions that may result in the Partnership hushkitting one or both of the 727 aircraft leased to Kiwi. If the Partnership were to elect to hushkit both of these aircraft, the Partnership would need to increase its current loan facility or complete a new financing arrangement. The Partnership is permitted to borrow up to 35% of the original offering proceeds for improvements, enhancement or maintenance of aircraft. Any such borrowings will only be made if the General Partners believe such borrowings will be in the best interests of the Partnership and will enhance or protect portfolio value. However, there can be no assurance that the Partnership would be able to obtain any additional borrowings, if required.

     During 1995, TWA completed its financial restructuring and has made all 1996 payments due. Additionally, during 1996, Kiwi continued to make rental and maintenance payments subject to the leases as amended, although it continues to have liquidity and capital concerns. Kiwi requested an extension of time to make related rental, deferred rent and maintenance reserve payments for February and May 1996, made a similar request for payments otherwise due in July 1996 and a longer term deferral for August 1996 rents (with related maintenance reserves payable at the next C check interval). The Partnership settled the early termination of the Continental 747 lease in 1995 and accepted redelivery of the aircraft. The Partnership delivered the aircraft to TWA in July 1996 for a term of 48 months at a lease rate of $180,000 per month. The Partnership incurred scheduled maintenance and integration costs, which aggregated approximately $1,300,000 to complete the remarket of the 747-100 aircraft to TWA, of which $574,000 was unpaid at June 30, 1996. The Partnership has or will finance such costs through its cash reserves and loan facility. Additionally, because of the need to meet Stage 3 aircraft thresholds required by FAA mandated noise regulation, Kiwi and the Partnership have entered into discussions which may result in the hushkitting of one or both of the 727 aircraft leased to Kiwi. If the Partnership determines to perform such work, which is estimated to cost
$1.9 million per aircraft, it will need to finance substantially all of such cost through its loan facility or other new borrowings which may or may not be obtainable. If the Partnership elects not to do such work,

Kiwi may terminate the lease and the Partnership may encounter delays and costs of redeployment. The Partnership's future cash flow will be impacted by any changes in the status of the Kiwi leases as the result of Kiwi's continued liquidity concerns or because of Stage 3 implementation. Additionally, the lease of the 727 aircraft to Continental is scheduled to expire in October 1996, unless renewed. The Partnership is investigating opportunities with respect to that aircraft.

Litigation

See Footnote Item 1, "Legal Proceedings" for a complete discussion of certain class action lawsuits and related settlement.

RESULTS OF OPERATIONS

     The Partnership's net (loss) income was ($21,000) and $59,000 for the quarter and six months ended June 30, 1996 ("1996 Quarter" and "1996 Period", respectively) as compared to $319,000 and $523,000 for the quarter and six months ended June 30, 1995 (1995 Quarter and 1995 Period, respectively).

     The decrease in the Partnership's net income for the 1996 Quarter and 1996 Period resulted primarily from the maintenance expense incurred in connection with the delivery of the 747-100 aircraft to TWA.

     Rental revenue increased by $13,000, but decreased by $224,000, or 1% and (7%), for the 1996 Quarter and 1996 Period respectively as compared to the corresponding periods in the prior year. The increase in the 1996 Quarter is attributable to the rental income recognized with respect to the lease of the spare engine to Kiwi; the decrease in the 1996 Period as compared to the 1995 Period is due to the fact that one month of rental income was recognized in the 1995 Period with respect to the 747 aircraft which was off lease for the entire 1996 Period, partially offset by the rents generated by the spare Kiwi engine.

     Interest income for the 1996 Quarter decreased by $10,000 or 14% as compared to the 1995 Quarter but was the same for the 1996 Period and the 1995 Period. This decrease in the 1996 Quarter was primarily attributable to the continued repayment of advances and deferrals pursuant to various repayment schedules reducing the balances on which interest income is earned which was offset for the 1996 Period by the interest earned on cash deposits held by the Partnership during the 1996 Period (primarily from the 747 Settlement).

     Depreciation and amortization decreased $25,000 and $394,000, or 3% and 18%, for the 1996 Quarter and 1996 Period, respectively, in comparison to the 1995 Quarter and 1995 Period. The decrease in the 1996 Quarter was attributable to provisions for decline in value of certain aircraft provided at December 31, 1995 reducing the depreciable bases. The significant decrease in the 1996 Period was also attributable to the fact that in the 1996 Period no depreciation was recognized with respect to the 747 aircraft; depreciation was recognized on the 747 aircraft for a portion of the 1995 Period.

     Management and re-lease fees payable to the General Partners for the 1996 Quarter decreased $18,000 and $ 46,000, or 16% and 19%, for the 1996 Quarter and 1996 Period, respectively, in comparison to the 1995 Quarter and 1995 Period, due to decreases in rental revenue and net income (adjusted for depreciation) which serve as the bases for these fees.

     General and administrative expense decreased by $1,000, but increased by $1,000 or (2%) and 1% in the 1996 Quarter and 1996 Period, respectively as compared to the 1995 Quarter and 1995 Period, which was consistent with the Partnership's operations.

     Interest expense decreased by $16,000 and $26,000 or 30% and 25% in the 1996 Quarter and 1996 Period, respectively, as compared to the 1995 Quarter and 1995 Period, due principally to the continued repayment of principal which reduced the outstanding balances.

     Direct lease expenses increased by $21,000 and $36,000 or 72% and 65% in the 1996 Quarter and 1996 Period, respectively, as compared to the 1995 Quarter and 1995 Period, due to an increase in insurance premiums as well as aircraft storage costs relating to the 747 aircraft.

     Aircraft maintenance expense of $382,000 and $669,000 was incurred in 1996 Quarter and 1996 Period, respectively, which reflected the work completed with respect to a maintenance check performed on the 747 aircraft prior to the delivery to TWA in July 1996. No such amount was incurred in the 1995 Quarter or 1995 Period.

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

     On May 30, 1995, the US District Court certified class action treatment of the plaintiffs' claims in the New York Limited Partnership Actions.

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York ("District Court") to be used to resolve the litigation. On July 17, 1996, the District Court granted preliminary approval of the proposed settlement of the class action litigation. As part of the class action settlement, PaineWebber agreed to pay $125 million and additional consideration to class members. The order entered by the District Court provides for notice to be mailed to class members and schedules a final hearing on the proposed settlement for October 25, 1996.

     In April 1995, two investors in the Pegasus limited partnerships filed a purported class action in the Circuit Court of the State of Illinois for Cook County entitled Robert M. Jacobson, et al. v. PaineWebber, Inc., et al., making allegations substantially similar to those in the New York

Limited Partnership Actions, but limited in subject matter to the sale of the Pegasus partnerships, and without a RICO claim. The plaintiffs in the Jacobson case simultaneously remained as participants in the New York Limited Partnership Actions, and subsequently sought to intervene in that action and to be named class representatives for a separate subclass that they asked the Court to establish consisting of investors in the Pegasus partnerships. The court in the New York Limited Partnership Actions denied their request, and the plaintiffs have taken an appeal to the United States Court of Appeals for the Second Circuit. The Illinois case has been dismissed.

     Three actions were filed in the District Court for Brazoria County, Texas, relating to the sale and sponsorship of interests in the Partnership and an affiliated partnership. The complaints make state law claims, specifically, common law fraud, conspiracy, violations of section 27.01 of the Texas Business and Commerce Code, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty, violations of the Texas Securities Act, and violations of the Texas Deceptive Trade Practices Act. The plaintiffs seek unspecified damages, including attorneys' fees, reimbursement for all sums invested by them in the partnerships, exemplary damages, and treble damages under the Texas Deceptive Trade Practices Act. All three actions have been removed to federal court and two have been transferred to the United States District Court for the Southern District of New York and consolidated under the title, Mallia vs. PaineWebber, Inc. The third action has been dismissed with the consent of the parties on the grounds that it is duplicative of the two actions now before the federal court in New York.

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

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber and its affiliates, including the Administrative General Partner could be entitled to indemnification from the Partnership for expenses and liabilities in connection with the Mallia and Abbate litigations. The General Partners are unable to determine the effect, if any, of such action on the Partnership's financial statements, taken as a whole.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits and reports to be filed:  none

      (b) The Partnership filed a Form 8-K during the second quarter of the fiscal year ending December 31, 1996, dated June 6, 1996, reporting the Partnership's annual report.

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


                                 Pegasus Aircraft Partners, L.P.
                                 (Registrant)


                                 By:   Air Transport Leasing, Inc.
                                       A General Partner


Date: August 12, 1996                  By:   /s/ Joseph P. Ciavarella
                                             ------------------------
                                             Joseph P. Ciavarella
                                             Vice President, Treasurer
                                             and Chief Financial
                                             and Accounting Officer