Form 10-Q
period 1996-09-30
PEGASUS AIRCRAFT PARTNERS L P
filed 1996-11-14
CIK 835900

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | | .

                         Pegasus Aircraft Partners, L.P.
                      Quarterly Report on Form 10-Q for the
                        Quarter Ended September 30, 1996


                                Table of Contents

                                                                            Page
                                                                            ----

Part I    FINANCIAL INFORMATION

          Item 1.  Financial Statements (unaudited)                           2

                   Balance Sheets - September 30, 1996
                   and December 31, 1995                                      2

                   Statements of Income for the three months
                   ended September 30, 1996 and 1995                          3

                   Statements of Income for the nine months
                   ended September 30, 1996 and 1995                          4

                   Statements of Partners' Equity for the nine
                   months ended September 30, 1996 and 1995                   5

                   Statements of Cash Flows for the nine
                   months ended September 30, 1996 and 1995                   6

                   Notes to Financial Statements                              7

          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                             14


Part II   OTHER INFORMATION

          Item 1.  Legal Proceedings                                         18
          Item 6.  Exhibits and Reports on Form 8-K                          20

                          Part I. FINANCIAL INFORMATION


Item 1.  Financial Statements

                         PEGASUS AIRCRAFT PARTNERS, L.P.

           BALANCE SHEETS -- SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                   (unaudited)

                                     ASSETS

                                                           1996         1995
                                                         --------     --------
                                                             (in thousands
                                                           except unit data)

Cash and cash equivalents                                $  2,798     $  4,081
Restricted cash                                             1,606        1,135
Rent and other receivables, net (Note 7)                      613        1,534
Aircraft, net (Notes 2, 6, 7 and 8)                        27,437       29,814
Prepaid expenses                                              200           47
                                                         --------     --------

    Total Assets                                         $ 32,654     $ 36,611
                                                         ========     ========

                     LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
  Notes payable (Note 4)                                 $  1,323     $  1,625
  Accounts payable and accrued expenses                        73           98
  Payable to affiliates (Note 3)                              386          628
  Deferred rental income                                      203          218
  Distributions payable to partners                         1,640        1,616
  Maintenance reserve payable                               1,954        1,235
  Security deposit (Note 8)                                   360           --
  Accrued interest payable                                     10           15
                                                         --------     --------
    Total Liabilities                                       5,949        5,435
                                                         --------     --------

COMMITMENTS AND CONTINGENCIES (Notes 4, 5, 6 and 7)

PARTNERS' EQUITY:
  General Partners                                           (529)        (485)
  Limited Partners (4,000,005 units outstanding)           27,234       31,661
                                                         --------     --------
    Total Partners' Equity                                 26,705       31,176
                                                         --------     --------

      Total Liabilities and Partners' Equity             $ 32,654     $ 36,611
                                                         ========     ========

                   The accompanying notes are an integral part
                         of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                              STATEMENTS OF INCOME

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (unaudited)

                                                   1996              1995
                                                ----------        ----------
                                                 (in thousands, except unit
                                                  data and per unit amounts)

REVENUE:
   Rentals from operating lease                 $    1,893        $    1,443
   Interest                                             46                70
   Gain on lease settlement (Note 6)                    --               233
                                                ----------        ----------
                                                     1,939             1,746
                                                ----------        ----------

EXPENSES:
   Provision for bad debts (Note 7)                    240                --
   Depreciation and amortization                     1,148               946
   Management and re-lease fees (Note 3)               133               342
   General and administrative (Note 3)                  44                44
   Interest expense                                     32                49
   Direct lease                                         24                28
                                                ----------        ----------
                                                     1,621             1,409
                                                ----------        ----------

NET INCOME                                      $      318        $      337
                                                ==========        ==========

NET INCOME ALLOCATED:

   To the General Partners                      $        3        $        3
   To the Limited Partners                             315               334
                                                ----------        ----------
                                                $      318        $      337
                                                ==========        ==========

NET INCOME PER LIMITED PARTNERSHIP UNIT         $      .08        $      .08
                                                ==========        ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
PARTNERSHIP UNITS OUTSTANDING                    4,000,005         4,000,005
                                                ==========        ==========

                   The accompanying notes are an integral part
                         of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                              STATEMENTS OF INCOME

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (unaudited)

                                                   1996              1995
                                                ----------        ----------
                                                  (in thousands, except unit
                                                  data and per unit amounts)

REVENUE:
   Rentals from operating leases                $    4,791        $    4,565
   Interest                                            184               208
   Gain on lease settlement (Note 6)                    --               233
                                                ----------        ----------
                                                     4,975             5,006
                                                ----------        ----------

EXPENSES:
   Provision for bad debts (Note 7)                    240                --
   Depreciation and amortization                     2,988             3,180
   Management and re-lease fees (Note 3)               325               580
   General and administrative (Note 3)                 150               149
   Interest expense                                    111               154
   Direct lease                                        115                83
   Aircraft maintenance (Note 8)                       669                --
                                                ----------        ----------
                                                     4,598             4,146
                                                ----------        ----------

NET INCOME                                      $      377        $      860
                                                ==========        ==========

NET INCOME ALLOCATED:

   To the General Partners                      $        4        $        9
   To the Limited Partners                             373               851
                                                ----------        ----------
                                                $      377        $      860
                                                ==========        ==========

NET INCOME PER LIMITED PARTNERSHIP UNIT         $      .09        $      .21
                                                ==========        ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
   PARTNERSHIP UNITS OUTSTANDING                 4,000,005         4,000,005
                                                ==========        ==========

                   The accompanying notes are an integral part
                         of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (unaudited)


                                            General        Limited
                                            Partners       Partners         Total
                                            --------       --------       --------
                                                        (in thousands)

Balance, January 1, 1996                    $   (485)      $ 31,661       $ 31,176

    Net income                                     4            373            377

    Distributions declared to partners           (48)        (4,800)        (4,848)
                                            --------       --------       --------

Balance, September 30, 1996                 $   (529)      $ 27,234       $ 26,705
                                            ========       ========       ========


Balance, January 1, 1995                    $   (420)      $ 38,190       $ 37,770

    Net income                                     9            851            860

    Distributions declared to partners           (59)        (5,800)        (5,859)
                                            --------       --------       --------

Balance, September 30, 1995                 $   (470)      $ 33,241       $ 32,771
                                            ========       ========       ========

                   The accompanying notes are an integral part
                         of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (unaudited)

                                                              1996          1995
                                                            -------       -------
                                                               (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $   377       $   860
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                          2,988         3,180
       Provisions for bad debts                                 240            --
       Gain on lease settlement                                  --          (233)
       Change in assets and liabilities:
         Rent and other receivables                             458          (114)
         Prepaid expenses                                      (153)          (24)
         Accounts payable and accrued expenses                  (25)           51
         Payable to affiliates                                 (242)          335
         Accrued interest payable                                (5)           (1)
         Deferred rental income                                 (15)           --
         Unrestricted maintenance reserves payable              248            --
                                                            -------       -------
   Net cash provided by operating activities                  3,871         4,054
                                                            -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capitalized aircraft improvements                           (611)          (31)
   Repayment of advances by lessees                             223           216
                                                            -------       -------
   Net cash (used in) provided by investing activities         (388)          185
                                                            -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Transfers from restricted cash, net                           --           362
   Security deposit                                             360            --
   Repayment of notes payable                                  (302)         (278)
   Cash distributions paid to partners                       (4,824)       (4,041)
                                                            -------       -------
   Net cash used in financing activities                     (4,766)       (3,957)
                                                            -------       -------

NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                                      (1,283)          282

CASH AND CASH EQUIVALENTS
     AT BEGINNING OF PERIOD                                   4,081         1,763
                                                            -------       -------
CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                                       $ 2,798       $ 2,045
                                                            =======       =======
Supplementary schedule of cash flow information:
   Interest paid                                            $   116       $   155
                                                            =======       =======

                   The accompanying notes are an integral part
                         of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                   (unaudited)

1.   GENERAL

     The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the General Partners, necessary to fairly present the financial position of the Partnership as of September 30, 1996 and the results of its operations, changes in partners' equity, and cash flows for the nine months then ended.

     These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Partnership's annual audited financial statements for the year ended December 31, 1995.


2.   AIRCRAFT UNDER OPERATING LEASES

     The Partnership's net investment in aircraft as of September 30, 1996 and December 31, 1995 consisted of the following (in thousands):

                                                        1996             1995
                                                      --------         --------

     Aircraft on operating leases                     $ 75,057         $ 56,095
     Less: Accumulated depreciation                    (38,600)         (26,995)
           Reserve for decline in market
             value of aircraft                          (5,169)          (5,169)
           Provision for maintenance cost                 (178)            (178)
           Net lease settlement proceeds
             accounted for as cost recovery             (3,673)              --
                                                      --------         --------

                                                      $ 27,437         $ 23,753
                                                      --------         --------

     Aircraft held for lease(A)                       $     --         $ 18,351
     Less: Accumulated depreciation                         --           (8,617)
           Net lease settlement proceeds
             accounted for as cost recovery                 --           (3,673)
                                                      --------         --------
                                                            --            6,061
                                                      --------         --------
                                                      $ 27,437         $ 29,814
                                                      ========         ========

(A) Represents 747 aircraft. In July 1996, the Partnership delivered the aircraft to TWA subject to a lease for a term of approximately 48 months at a rental rate of $180,000 per month.

3.   TRANSACTIONS WITH AFFILIATES

     Management Fees The General Partners are entitled to receive a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees paid. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. The General Partners earned $25,000 and $68,000 of base management fees during the quarter and nine months ended September 30, 1996, respectively.

     The General Partners also are entitled to receive a quarterly subordinated incentive management fee in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees). Of this amount, 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. The General Partners earned $68,000 and $155,000 of incentive management fees during the quarter and nine months ended September 30, 1996, respectively.

     Re-lease Fee The General Partners are entitled to receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is made. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. The General Partners earned $40,000 and $102,000 of re-lease fees during the quarter and nine months ended September 30, 1996, respectively.

     All of the above fees are subordinated to the limited partners receiving an 8% annual non-cumulative return based upon original contributed capital. The Partnership did not record any fees related to the Kiwi rent for which a provision for bad debts was provided at September 30, 1996.

     Accountable General and Administrative Expenses The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. Such reimbursable expenses amounted to $12,000 and $37,000 during the quarter and nine months ended September 30, 1996, respectively, all of which were payable to the Administrative General Partner.

     Other During the nine months ended September 30, 1996, the Partnership purchased certain equipment and parts relating to the 747 aircraft from a company owned by three directors of the Managing General Partner in the amount of $253,000. In addition, the Partnership paid $6,000 to a licensed maintenance provider in which affiliates of the Managing General Partner have an equity interest.

     During 1996 and 1995, the Administrative General Partner deferred the receipt of management fees and re-lease fees earned beginning January 1, 1995. As part of the proposed class action settlement (See Note 5, "Litigation"), these management and re-lease fees as well as all future fees and cash distributions earned by the Administrative General Partner have been assigned by an affiliate to an escrow account for the benefit of class members. In September

1996, the Partnership paid $273,000 to the Administrative General Partner pursuant to such assignment.


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

     In July 1995, the Partnership and the Lender completed an extension of the commitment. Under the new agreement, the aggregate commitment will remain at $4,000,000, the Partnership's ability to borrow under the facility was extended until May 1, 1997 and the floating interest rate charged under the facility was reduced to the Lender's prime rate plus .5%. The Lender released the Boeing 747-100 aircraft as collateral under the loan and received as substitute collateral, a perfected security interest in the Partnership's MD-82 aircraft leased to TWA. Through September 30, 1996, the Partnership had borrowed an aggregate of $2,150,000 pursuant to the loan agreement, of which $1,323,000 and $1,625,000 were outstanding at September 30, 1996 and December 31, 1995, respectively.


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

     On May 30, 1995, the US District Court certified class action treatment of the plaintiffs' claims in the New York Limited Partnership Actions.

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York ("District Court") to be used to resolve the litigation. On July 17, 1996, the District Court granted preliminary approval of the proposed settlement of the class action litigation. As part of the class action settlement, PaineWebber agreed to pay $125 million and additional consideration to class members. A final hearing on the proposed settlement is scheduled to continue in November 1996.

     In April 1995, two investors in the Pegasus limited partnerships filed a purported class action in the Circuit Court of the State of Illinois for Cook County entitled Robert M. Jacobson, et al. v. PaineWebber, Inc., et al., making allegations substantially similar to those in the New York Limited Partnership Actions, but limited in subject matter to the sale of the Pegasus partnerships, and without a RICO claim. The plaintiffs in the Jacobson case simultaneously remained as participants in the New York Limited Partnership Actions, and are challenging the proposed settlement of these cases. The Illinois case has been dismissed.

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

     In February 1996, approximately 230 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchases of various limited partnership interests. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages. In September 1996, the California Superior Court dismissed many of the plaintiffs' claims as barred by the applicable statutes of limitation.

     In June 1996, counsel for the Abbate plaintiffs instituted two additional actions containing allegations nearly identical to those set forth in Abbate. Bandrowski v. PaineWebber Incorporated, et al, was filed in California Superior Court and Barstad v. PaineWebber Incorporated, et al, was filed in Arizona Superior Court. Collectively, the two additional actions are brought by approximately 50 plaintiffs and seek compensatory damages of approximately $4 million plus punitive damages.

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber and its affiliates, including the Administrative General Partner could be entitled to indemnification from the Partnership for expenses and liabilities in connection with the above litigation. The General Partners are unable to determine the effect, if any, of such action on the Partnership's financial statements, taken as a whole.


6.   AIRCRAFT - LEASES

     Continental Airlines Leases During December 1988, the Partnership acquired a Boeing 727-200 advanced aircraft for a total purchase price of $8,025,000. The aircraft was originally subject to an operating lease with Continental Airlines, Inc. ("Continental"), the term of which was scheduled to expire on October 31, 1996. Rental payments are payable monthly, in advance at the rate of $81,000. Continental and the Partnership have reached an agreement in principle to extend the lease for a term of approximately 18 months at a lease rate of $75,000 per month. The agreement in principle is subject to the completion of documentation and certain terms. Continental continues to use the aircraft and made the November 1996 rental payment.

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

     A substantial portion of the proceeds were accounted for under the cost recovery method reducing the Partnership's net carrying value of the aircraft. The remaining gain on the lease settlement was offset by the related management fees accrued and thus no net gain or loss was recognized on the settlement. See
Note 8, "Aircraft Remarket," for a further description of the 747-100 aircraft which is currently leased to TWA.

     Continental filed for Chapter 11 bankruptcy protection on December 3, 1990 and had stopped making lease payments. The Partnership entered into various lease modifications and financing arrangements with Continental as a result of the bankruptcy. At September 30, 1996, the Partnership had advances remaining to Continental aggregating $82,000 with respect to aircraft modifications, which were being repaid monthly with interest.

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

     Pursuant to the lease amendment, the Partnership reimbursed TWA for $225,000 of capital improvements and advanced $750,000 to TWA to finance certain major maintenance procedures. TWA is repaying the $750,000 to the Partnership over the remaining lease term, in equal monthly installments, with interest at a fixed rate of 9.68%. At September 30, 1996, the balance of the receivable was $322,000 ($428,000 at December 31, 1995). All 1996 payments have been made by TWA when due.

     In mid-October 1994 because of operating and financial problems, TWA announced that it would seek a global restructuring of its capital by offering common stock for its debt securities, preferred stock obligations and lease deferrals negotiated with aircraft lessors such as the Partnership ("Exchange Offer"). TWA and the Partnership agreed to a deferral of 50% of the original rent scheduled for November 1994 and 75% of the original rent scheduled from December 1994 to April 1995 with originally scheduled payments resuming in May 1995. Additionally, TWA and the Partnership reached an agreement to extend the lease of the MD-82 aircraft by six years beyond the then scheduled expiration date to October 1, 2004 at the current lease rate of $185,000 per month. All rents deferred during the November 1994 to April 1995 period are scheduled to be repaid with interest at 12% from the date of the deferral over an 18 month period commencing May 1, 1995. On June 30, 1995, TWA filed its prepackaged reorganization plan under Chapter 11 of the US Bankruptcy Code. On August 23, 1995, the reorganization plan, which included the foregoing lease modifications, was confirmed by the Bankruptcy Court, and TWA emerged from bankruptcy. TWA has made all rental payments, advance repayments and payments of deferred rent when due. However, there can be no assurance that TWA will be able to meet its obligations in the future. At September 30, 1996 and December 31, 1995, the Partnership had $47,000 and $465,000, respectively, of deferred rent receivables relating to the TWA lease which were included in rents and other receivables on the balance sheet.

     In July, the Partnership delivered its 747-100 aircraft to TWA subject to lease with a term of approximately four years. (See Note 8, "Aircraft Remarket").


     USAir Lease During March 1989, the Partnership acquired one-half of the beneficial interest in a trust ("Trust") which is the owner/lessor of a McDonnell Douglas MD-81 aircraft ("USAir Aircraft") for a total purchase price of $9,999,000. The remaining one-half interest in the trust is owned by Pegasus Aircraft Partners II, L.P., an affiliated partnership. The aircraft is subject to an operating lease with USAir, Inc. ("USAir") the term of which ends on June 1, 1998. The lease may be terminated subject to the lessee's guarantee that the partnership will receive contractually defined minimum termination values upon remarketing of the aircraft. Rental payments are payable quarterly, in arrears, at a rate of $304,000 (for the Partnership's one-half interest in the aircraft). The lease provided for one three-year renewal option, at the same quarterly rental rate. If the lease is not renewed for the first renewal period, the lessee must make a termination payment of $1,113,000 to the Partnership. The lessee also has three additional one-year renewal options at fair market rental rates. The lessee may elect to purchase at it fair market value at the end of any renewal term. The USAir Aircraft was purchased subject to a tax benefit transfer lease ("TBT Lease") which provided for the transfer of certain tax benefits to a tax lessor. The Trust as owner and tax lessor under the TBT Lease, has agreed to indemnify the tax lessor for the loss of the tax benefits in certain circumstances and posted a letter of credit to secure the obligation under such indemnification. Under the operating lease, USAir has assumed all obligations, liabilities and indemnities of the Trust to the tax lessor and has indemnified the Trust for its obligations to the tax lessor except those arising from breaches by the Trust of convenants under the operating lease.


7.   KIWI BANKRUPTCY

     The Partnership owns two Boeing 727-200 non-advanced aircraft, originally acquired on December 1988 for $6,308,000 per aircraft. In February 1994 and April 1994, the Partnership entered into leases with Kiwi International Air Lines Inc., ("Kiwi") each originally for a term of approximately five years with rents payable monthly in advance at $55,000 per aircraft. The leases were modified in 1995 and extended to December 31, 1999. The leases also require Kiwi to pay maintenance reserves for airframe and engines, of $250 per flight hour, which can be drawn down by Kiwi for specific maintenance procedures. The aircraft were delivered in April and July 1994. In connection with the first Kiwi lease, the Partnership also acquired an additional aircraft engine, at a cost of $195,000, which is used as a spare by Kiwi on a utilization basis at $105 per flight hour of use. The Partnership invested an additional $3,108,000 for maintenance, aging aircraft modifications and other Kiwi requested modifications prior to delivery, $580,000 of which was funded by return condition settlement payments from the prior lessee. The leases allow Kiwi to request that the aircraft be hushkitted by the Partnership at a cost of approximately $1.9 million each to obtain Stage 3 noise abatement status. If the Partnership were to hushkit an aircraft, the lease term is reset to five years and the rent increases by approximately $40,000 per month. If the Partnership determines that the huskitting is economically unfeasible and elects to not do the work, Kiwi can terminate the lease. An affiliated partnership and affiliates of the Managing General Partner also own aircraft leased to Kiwi.

     In June 1996, Kiwi agreed with the FAA to ground 25% of its fleet due to certain pilot training handbook deficiencies. In August 1996, Kiwi and the FAA resolved the deficiencies and Kiwi returned to full capacity. In addition to the FAA grounding, Kiwi was also negatively impacted by the market reaction to the ValuJet incident and as a result, did not meet its financial goals. In July 1996, an outside institutional investor contributed $4,000,000 in return for a convertible note due in March 1997, for up to 32% of Kiwi's common stock and two seats on Kiwi's Board of Directors. The institutional investor has options to invest an additional $6,000,000 in convertible preferred stock which expire in March 1997. Existing shareholders (including directors and employees) were given the opportunity to make additional investments.

     Kiwi requested and was granted by the Partnership a deferral of its August 1996 rental and July 1996 maintenance payments. Kiwi was also unable to make its September rental and August maintenance payments and was placed in default by the Partnership.

     In late September, Kiwi proposed a restructuring of its obligations with certain creditors, including the Partnership and affiliates as described above, which the Partnership was reviewing. On September 30, 1996, Kiwi filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code ("Bankruptcy Code") and has not made any subsequent payments. Generally, under Section 1110 of the Bankruptcy Code, Kiwi has sixty days from the filing to cure all arrearages with respect to an aircraft lease or return the aircraft. The Kiwi leases account for approximately 17% of the Partnership's rental revenue and the aircraft had net book values aggregating approximately $4,200,000. The Partnership currently holds maintenance deposits aggregating approximately $1,606,000, which the Partnership believes will not be sufficient to complete work required on the aircraft and the related engines to meet lease return conditions and make the aircraft marketable. Kiwi indicated that it is going to reduce its fleet in the short term, and it is likely that Kiwi will return one or both of the Partnership's aircraft. Further, Kiwi announced that, absent debtor in possession financing, it may cease operations. On Tuesday October 15,1996, Kiwi ceased scheduled flight operations while still exploring financial alternatives. Kiwi has filed a motion to reject both leases which will be heard on November 15, 1996. It is likely that the Partnership will incur significant costs to re-lease the aircraft. Further, while the Partnership has commenced remarketing activities, there could be a significant delay before the aircraft are redeployed. The Partnership provided an allowance for bad debts in the amount of $240,000 relating to rentals due from Kiwi as of the bankruptcy date. The long term impact of the Kiwi bankruptcy on the Partnership's ability to realize upon the value of its aircraft is not determinable at this time.


8.   AIRCRAFT REMARKET

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

     At September 30, 1996, the Partnership's unrestricted cash and cash equivalents (including the security deposit of $360,000) exceeded declared but unpaid distributions to partners by $1,158,000. At December 31, 1995, the Partnership's unrestricted cash and cash equivalents exceeded declared, but unpaid, distributions to the partners by $2,456,000. The decrease in liquidity was primarily attributable to the expenditure of approximately $1.3 million relating to the remarket of the 747 aircraft to TWA.

     Rent and other receivables net decreased by $921,000 from $1,534,000 at December 31, 1995 to $613,000 at September 30, 1996. This decrease is primarily the result of the continued repayments of advances and deferrals by Continental, TWA and Kiwi. However, the Partnership's collections were impacted by the Kiwi bankruptcy and the Partnership provided an allowance for bad debts totaling $220,000 (2 months aggregate rent) with respect to the Kiwi aircraft and $20,000 with respect to the spare engine (see Note 7 "Kiwi Bankruptcy").

     Prepaid expenses increased by $153,000 from $47,000 at December 31, 1995 to $200,000 at September 30, 1996. The increase represents the deferred charge reflecting the difference between the estimated cost required to refurbish the spare engine and the maintenance reserves set aside.

     Deferred rental income decreased $15,000 from $218,000 at December 31, 1995 to $203,000 at September 30, 1996 due to the recognition of income during 1996 of an amount received in December 1995, partially offset by the collection of rent in advance during the quarter ended September 30, 1996.

     Payable to affiliates decreased by $242,000, from $628,000 at December 31, 1995 to $386,000 at September 30, 1996. The decrease was attributable primarily to the payment to the Administrative General Partner, during the quarter ended September 30, 1996, of amounts previously deferred.

     During the three months ended September 30, 1996 the Partnership paid cash distributions pertaining to the second quarter. The quarterly distribution represented an annualized rate equal to 8% of contributed capital ($.40 per Unit).

     The amount of each distribution will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position. The distribution for the third quarter of 1996 was paid on October 25, 1996 at an annualized rate of 8% of contributed capital ($.40 per Unit).

     Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes 80% of the cash distributions declared for the quarter ended September 30, 1996 (92% for the nine months then ended), constituted a return of capital. Also, based on the amount of net income reported by the Partnership for accounting purposes, approximately 70% of the cash distributions paid to the partners from inception of the Partnership through September 30, 1996 constituted a return of capital. However, the total actual return on capital over the Partnership's life can only be determined at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized.

     In April 1994, the Partnership established a loan facility with a third party lender which expired in May 1995. In July 1995, the Partnership and the Lender completed an extension of the commitment. Under the new agreement, the aggregate commitment remained at $4,000,000, the Partnership's ability to borrow under the facility was extended until May 1, 1997 and the floating interest rate charged under the facility was reduced to the Lender's prime rate plus .5%. The Lender released the Boeing 747-100 aircraft as collateral under the loan and received a perfected security interest in the Partnership's MD-82 aircraft leased to TWA. Through December 31, 1995, the Partnership had borrowed an aggregate of $2,150,000 pursuant to the loan agreement, of which $1,323,000 and $1,625,000 were outstanding at September 30, 1996 and December 31, 1995, respectively. In connection with the extension of the loan commitment the Lender released its interest in a cash collateral account established to secure the Partnership's obligation under the letter of credit agreement relating to the TBT lease.

     The Partnership may require additional financing to fund future maintenance work on the aircraft, hushkitting the aircraft to comply with Stage 3 aircraft noise regulation, or other capital improvements such as cargo conversion. The Partnership is permitted to borrow up to 35% of the original offering proceeds for improvements, enhancement or maintenance of aircraft. Any such borrowings will only be made if the General Partners believe such borrowings will be in the best interests of the Partnership and will enhance or protect portfolio value. However, there can be no assurance that the Partnership would be able to obtain any additional borrowings, if required.

     During 1995, TWA completed its financial restructuring and has made all 1996 payments due. The Partnership settled the early termination of the Continental 747 lease in 1995 and accepted redelivery of the aircraft. The Partnership delivered the aircraft to TWA in July 1996 for a term of 48 months at a lease rate of $180,000 per month. The Partnership incurred scheduled maintenance and integration costs, which aggregated approximately $1,300,000 to complete the remarket of the 747-100 aircraft to TWA. The Partnership financed such costs through its cash reserves. The Partnership has reached an agreement in principle with Continental to extend the lease of the 727 aircraft, originally scheduled to expire in October 1996, for a term of eighteen months at 93% of its original lease rate ($75,000 per month). The agreement in principle is subject to, amongst other things, final documentation.

     Additionally, during 1996, Kiwi continued to have liquidity and capital concerns. In late September, Kiwi proposed a restructuring of its obligations with certain creditors, including the Partnership, which the Partnership was reviewing. On September 30, 1996, Kiwi filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code ("Bankruptcy Code") and has not made any subsequent payments. Generally, under Section 1110 of the Bankruptcy Code, Kiwi has sixty days from the filing to cure all arrearages with respect to an aircraft lease or return the aircraft. The Kiwi leases account for approximately 17% of the Partnership's rental revenue and the aircraft had net book values aggregating approximately $4,200,000. The Partnership currently holds maintenance deposits aggregating approximately $1,606,000, which the Partnership believes will not be sufficient to complete work required on the aircraft and the related engines to meet lease return conditions and make the aircraft marketable. The Partnership would fund any shortfall, from operations or its borrowing facility. Kiwi indicated that it is going to reduce its fleet in the short term, and it is likely that Kiwi will return one or both of the Partnership's aircraft. Further, Kiwi announced that, absent debtor in possession financing, it may cease operations. On Tuesday October 15,1996, Kiwi ceased scheduled flight operations while still exploring financial alternatives. It is likely that the Partnership will incur significant costs to re-lease the aircraft. Kiwi has filed a motion to request both leases which will be heard on November 15, 1996. Further, there could be a significant delay before the aircraft are redeployed. Without the Kiwi leases, cash flow is less than current distribution levels. The Partnership may utilize cash reserves generated in prior periods to subsidize cash distributions. The long term impact of the Kiwi bankruptcy on the Partnership's ability to realize upon the value of its aircraft is not determinable at this time. The General Partners will determine the amount of future cash distributions after assessing the Partnership's operating results, its obligations and other cash requirements.


Litigation

See Footnote Item 1, "Legal Proceedings" for a complete discussion of certain class action lawsuits and related settlement.


RESULTS OF OPERATIONS

     The Partnership's net income was $318,000 and $377,000 for the quarter and nine months ended September 30, 1996 ("1996 Quarter" and "1996 Period", respectively) as compared to $337,000 and $860,000 for the quarter and nine months ended September 30, 1995 (1995 Quarter and 1995 Period, respectively).

     The decrease in the Partnership's net income in the 1996 Period as compared to the 1995 Period resulted primarily from the maintenance expense incurred in connection with the delivery of the 747-100 aircraft to TWA and the provision for bad debts provided in the 1996 Quarter with respect to the Kiwi receivables offset by the amount that rents generated by the 747 remarket in July 1996 exceeded the rents recognized in the 1995 Period (one month) relating to the 747 prior to Continental returning it.

     Rental revenue increased by $450,000, and $226,000, or 31% and 5%, for the 1996 Quarter and 1996 Period respectively as compared to the corresponding periods in the prior year. The increase in the 1996 Quarter is attributable to the rental income recognized with respect to the lease of the 747 aircraft remarketed to TWA, which was delivered in July 1996; the increase in the 1996 Period as compared to the 1995 Period was smaller due to the fact that one month of rental income was recognized in the 1995 Period with respect to the 747 aircraft prior to its return by Continental, partially offset by the rents generated by the spare Kiwi engine in the 1996 Period as compared to the 1995 Period.

     Interest income for the 1996 Quarter and 1996 Period decreased by $24,000 and $24,000 or 34% and 12% as compared to the 1995 Quarter and 1995 Period. This decrease was primarily attributable to the continued repayment of advances and deferrals pursuant to various repayment schedules reducing the balances on which interest income is earned.

     Depreciation and amortization increased $202,000 but decreased by ($192,000), or 21% and (6%), for the 1996 Quarter and 1996 Period, respectively, in comparison to the 1995 Quarter and 1995 Period. The increase in the 1996 Quarter was attributable to the depreciation associated with the 747 aircraft which was placed in service in July 1996 and which was off lease in the 1995 Quarter. The increase for the 1996 Quarter was more than offset for the 1996 Period as the result of provisions for decline in market value of aircraft provided at December 31, 1995 which reduced depreciable bases in 1996.

     Management and re-lease fees payable to the General Partners for the 1996 Quarter decreased $209,000 and $255,000, or 58% and 44%, for the 1996 Quarter and 1996 Period, respectively, in comparison to the 1995 Quarter and 1995 Period. The reason for the decrease wasthe recognition in the 1995 Quarter of the management fees associated with the Continental Settlement, which aggregated $233,000. The decrease was partially offset in the 1996 Quarter, by the management and re-lease fees associated with 747 aircraft remarketed to TWA in July 1996.The maintenance expense incurred in connection with remarket of 747 aircraft in the 1996 was an additional factor in the decrease in management fees in the 1996 Period as compared to the 1995 Period.

     General and administrative expenses were similar in the 1996 Quarter and 1996 Period as compared to the 1995 Quarter and 1995 Period which was consistent with the Partnership's operations.

     Interest expense decreased by $17,000 and $43,000 or 35% and 28% in the 1996 Quarter and 1996 Period, respectively, as compared to the 1995 Quarter and 1995 Period, due principally to the continued repayment of principal which reduced the outstanding balances.

     Direct lease expenses decreased by $4,000 but increased by $32,000 or (14%) and 39% in the 1996 Quarter and 1996 Period, respectively, as compared to the 1995 Quarter and 1995 Period, due to insurance premiums as well as aircraft storage costs relating to the 747 aircraft while the aircraft was off lease.

     Aircraft maintenance expense of $669,000 was incurred in the 1996 Period, which reflected the work completed with respect to a maintenance check performed on the 747 aircraft prior to the delivery to TWA in July 1996. No such amount was incurred in the 1995 Quarter or 1995 Period.

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

     On May 30, 1995, the US District Court certified class action treatment of the plaintiffs' claims in the New York Limited Partnership Actions.

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York ("District Court") to be used to resolve the litigation. On July 17, 1996, the District Court granted preliminary approval of the proposed settlement of the class action litigation. As part of the class action settlement, PaineWebber agreed to pay $125 million and additional consideration to class members. A final hearing on the proposed settlement is scheduled to continue in November 1996.

     In April 1995, two investors in the Pegasus limited partnerships filed a purported class action in the Circuit Court of the State of Illinois for Cook County entitled Robert M. Jacobson, et al. v. PaineWebber, Inc., et al., making allegations substantially similar to those in the New York Limited Partnership Actions, but limited in subject matter to the sale of the Pegasus partnerships, and without a RICO claim. The plaintiffs in the Jacobson case simultaneously remained as participants in the New York Limited Partnership Actions, and are challenging the proposed settlement of these cases. The Illinois case has been dismissed.

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

     In February 1996, approximately 230 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchases of various limited partnership interests. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages. In September 1996, the California Superior Court dismissed many of plaintiffs' claims as barred by the applicable statutes of limitation.

     In June 1996, counsel for the Abbate plaintiffs instituted two additional actions containing allegations nearly identical to those set forth in Abbate. Bandrowski v. PaineWebber Incorporated, et al, was filed in California Superior Court and Barstad v. PaineWebber Incorporated, et al, was filed in Arizona Superior Court. Collectively, the two additional actions are brought by approximately 50 plaintiffs and seek compensatory damages of approximately $4 million plus punitive damages.

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber and its affiliates, including the Administrative General Partner could be entitled to indemnification from the Partnership for expenses and liabilities in connection with the above litigation. The General Partners are unable to determine the effect, if any, of such action on the Partnership's financial statements, taken as a whole.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits and reports to be filed: none

          (b) The Partnership did not file a Form 8-K during the third quarter of the fiscal year ending December 31, 1996.

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


                                        Pegasus Aircraft Partners, L.P.
                                        (Registrant)


                                        By:  Air Transport Leasing, Inc.
                                             A General Partner


Date: November 5, 1996                       By:  /s/ Joseph P. Ciavarella
                                                  ------------------------
                                                  Joseph P. Ciavarella
                                                  Vice President, Treasurer
                                                  and Chief Financial
                                                  and Accounting Officer