Form 10-K
period 1996-12-31
PEGASUS AIRCRAFT PARTNERS L P
filed 1997-03-31
CIK 835900

                                                    March 28, 1997




Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, NW
Washington, DC  20549

Attention:         1934 Act Filing Department

                   Re: Pegasus Aircraft Partners, L.P. (the "Registrant") Commission File Number 0-17712


Ladies and Gentlemen:

         On behalf of the Registrant we are delivering herewith for filing pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and the Rules and Regulations promulgated thereunder, the following:

       (1) One (1) complete copy which has been manually executed, of the Registrant's Annual Report on Form 10-K for 1994 (the "Form 10-K");

       (2)    Two (2) conformed copies of the complete Form 10-K; and

       (3)    Five (5) conformed copies of the Form 10-K, excluding exhibits.

         Please acknowledge receipt of this letter and the enclosures on the attached copy of this letter and return it to us in the enclosed, self-addressed envelope.


                                Very truly yours,



                                Joseph P. Ciavarella, Vice President
                                Air Transport Leasing, Inc.

JPC/mm
Enclosures

cc:      Laura Banchini
         Lorna G. Bell / Moody's
         Gregory Harding-Brown
         Carol L. Chase, Esq.
         Paul J. Derenthal, Esq.
         Richard W. Doust
         Stephen R. Dyer
         Gerald F. Goertz, Jr.
         Spencer Jefferies
         Anthony Anderson
         Clifford B. Wattley
         Richard S. Wiley

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended       December 31, 1996

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

Registrant's telephone number, including area code (415) 434-3900

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                      Limited Partnership Depositary Units
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]    No [ ]

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

                         Pegasus Aircraft Partners, L.P.
                       Annual Report on Form 10-K for the
                       Fiscal Year Ended December 31, 1996

                                Table of Contents

                                                                                                               Page
                                                                                                               ----
Part I
Item 1            Business...................................................................................     1
Item 2            Properties.................................................................................    11
Item 3            Legal Proceedings..........................................................................    11
Item 4            Submission of Matters to a Vote
                      of Security Holders....................................................................    13


Part II

Item 5            Market for Registrant's Common Equity
                      and Related Stockholder Matters........................................................    14
Item 6            Selected Financial Data....................................................................    15
Item 7            Management's Discussion and
                      Analysis of Financial Condition
                      and Results of Operations..............................................................    15
Item 8            Financial Statements.......................................................................    F-1
Item 9            Changes in and Disagreements with
                      Accountants on Accounting and
                      Financial Disclosure...................................................................    22


Part III

Item 10           Directors and Executive Officers
                      of the Registrant......................................................................    22
Item 11           Executive Compensation.....................................................................    24
Item 12           Security Ownership of Certain
                      Beneficial Owners and Management.......................................................    25
Item 13           Certain Relationships and
                      Related Transactions...................................................................    26


Part IV

Item 14           Exhibits, Financial Statement Schedules
                      and Reports on Form 8-K................................................................    28

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

         The Partnership is required to dissolve and distribute all of its assets no later than December 31, 2012. The Partnership had the right, subject to certain conditions, to reinvest the proceeds of sales of aircraft occurring prior to March 22, 1997. The net proceeds of any future sales of aircraft will be distributed to the partners.

         At a meeting of the Board of Directors of Air Transport Leasing, Inc. ("Board"), the Board adopted the Policy Regarding Requests for Partner Lists attached as Exhibit 11.


Outlook for the Airline and Aircraft Leasing Industries

         The US airline industry had another profitable year in 1996 with net earnings estimated at $6 billion, which continued the industry's profitability trend. However, the year was marred by the ValueJet and TWA crashes which raised questions about aircraft maintenance and aging aircraft. With new aircraft orders increasing, it was a robust year in aircraft production. The demand for used aircraft was reflected in, for the most part, stable lease rates for used aircraft. Continental Airlines Inc. ("Continental") continued to report positive financial results in 1996 and USAirways Group, Inc. (formerly USAir, Inc.) ("US Air") continued to show financial improvements. TWA was hurt by the incident discussed above and continued to report losses while announcing a reduction in European service and its fleet of 747 widebody aircraft. Kiwi International Air Lines Inc. ("Kiwi") continued to have significant liquidity concerns and in September 1996 filed for protection from its creditors under Chapter 11 of the U.S. Bankruptcy

Code. Aircraft leasing continues to be a highly competitive business. The Partnership's lessees continue to face significant competitive challenges; although air traffic has been and continues to be correlated to overall economic activity.

Recent Partnership Developments

         Immediately below is a table which shows the December 1996 appraised value of the Partnership's aircraft (including a spare engine) to be approximately $37.9 million, or 52% of the portfolio's original acquisition cost (excluding acquisition fees) adjusted for capital expenditures since acquisition. Based on these appraised values, the Partnership's net asset value at December 31, 1996 was equal to $8.45 per Unit. It should be noted that these are only estimates of values at that date and not necessarily representative of the values that will ultimately be realized when these aircraft are disposed of, nor does this represent the values that may be realized upon the disposition of a Unit.

Aircraft Portfolio

         The following table describes the Partnership's aircraft portfolio including a spare engine at December 31, 1996:

                                                            December     Current
                                                              1996         Lease    Original     Noise   Cumulative  Cumulative
Current             Aircraft     Ownership  Acquisition    Appraised    Expiration  Delivery   Abatement   Flight      Flight
Lessee                Type       Interest     Costs (1)     Value (2)     Date (3)    Date    Compliance  Hours (4)   Cycles (4)
------                ----       --------     ---------     ---------     --------    ----    ----------  ---------   ----------
                                     (in millions) (in millions)
Aircraft on Operating Leases
----------------------------
Continental      Boeing 727-200
Airlines, Inc.   Advanced          100%        $  8.0         $ 3.2         6/98      1974      Stage 2      64,884    43,271

Trans World
Airlines, Inc.   Boeing 747-100    100           18.4           9.3         7/00      1970      Stage 2(5)   83,478    16,436

Trans World      McDonnell
Airlines, Inc.   Douglas MD-82     100           21.3          16.0        10/04      1983      Stage 3      43,165    22,408

USAirways        McDonnell
Group, Inc.      Douglas MD-81      50(6)        10.0           5.5        06/98(8)   1982      Stage 3       40,781   37,116

Nations Air      Boeing 727-200
Inc, (9)         Non-Advanced      100            7.6           2.7        01/00      1969      Stage 2       63,530   50,814

(10)             Boeing 727-200
                 Non-Advanced      100            7.5            .9          (10)     1969      Stage 2       61,928   49,554

 (7)             JT8D-9A engine    100            0.2            .3           (7)     1969      Stage 2       62,937   50,430
                                                -----         -----
                                                $73.0         $37.9
                                                =====         =====

Notes:

(1) Acquisition costs do not include acquisition related fees of $2.0 million paid to the General Partners. The amounts shown include additional investments in the respective aircraft which aggregate approximately $3.6 million, which includes $.6 million of capital improvements in 1996 to the 747 leased to TWA.
(2) The December 1996 appraised values were determined by an independent aircraft appraisal firm. Appraised values include the present value of rents due under leases in place plus the present value of an estimated residual value for the aircraft at the end of the lease. It should be noted that appraisals are only estimates of value and should not be relied on as measures of realizable value.
(3) Lease expiration dates do not include renewal options except in the case of USAir.
(4) The number of cumulative flight cycles and cumulative flight hours shown are as of December 31, 1996, except for TWA which is as of March 6, 1997.
(5) The Boeing 747 currently complies with Stage 3 requirements if it is flown with certain operating restrictions.
(6) The remaining one-half beneficial interest is owned by Pegasus Aircraft Partners II, L.P., an affiliated partnership.
(7) The engine was recovered from Kiwi and was sold to an unaffiliated third party in February 1997 for $275,000.
(8) If USAir does not renew for an initial three-year renewal period to June 2001, the Partnership is entitled to a lease termination payment.
(9) This aircraft was delivered to Nationsair, Inc. on December 31, 1996 after being returned by Kiwi.
(10) This aircraft was returned by Kiwi and was being prepared for delivery to Sky Trek International Airlines, Inc. ("Sky Trek") a start-up airline. Value reflected in the table does not include benefit of a lease with Sky Trek.

         The following is a description of the principal financial terms of the leases listed in the table.

         Continental Airlines Leases During December 1988, the Partnership acquired a Boeing 727-200 advanced aircraft for a total purchase price of $8,025,000. The aircraft was originally subject to an operating lease with Continental, originally scheduled to expire on October 31, 1996 with rental payments payable monthly, in advance at the rate of $81,000.

In 1996, Continental and the Partnership reached an agreement to extend the lease to June 30, 1998 at a lease rate of $75,000 per month.

         During December 1988, the Partnership acquired a Boeing 747-100 aircraft for a total purchase price of $17,847,000. The aircraft was originally subject to an operating lease with Continental, the term of which was scheduled to expire on April 30, 1996 with rental payments payable monthly, in advance, at the rate of $269,000.

         In January 1995, Continental announced that it was grounding its Airbus Industrie manufactured aircraft and taking certain Boeing 747 aircraft out of service, including the Boeing 747 Aircraft owned by the Partnership. Continental discontinued utilizing the Aircraft, did not make any rental payments after January 1995 and returned the Aircraft to the Partnership. During the quarter ended September 30, 1995, the Partnership and Continental completed the negotiation of a lease settlement agreement ("Lease Settlement"). Under the terms of the Lease Settlement, Continental agreed to pay the Partnership the amount otherwise due under the Lease as rent for the period February 1995 to August 1995 plus a discounted amount representing the amount of rent that would have been due under the Lease for the period September 1, 1995 to April 30, 1996, the scheduled expiration date of the Lease. Continental returned the Aircraft and engines in the return condition required by the Lease. On October 16, 1995 the Partnership received the Lease Settlement proceeds totaling $3,906,000.

         A substantial portion of the proceeds were accounted for under the cost recovery method reducing the Partnership's net carrying value of the aircraft. The remaining gain on the lease settlement was offset by the related management fees accrued and thus no net gain or loss was recognized on the settlement. Item 8, Financial Statements, Note 5, "Aircraft Under Operating Leases," for a further description of the Boeing 747-100 aircraft, which is currently leased to TWA.

         Continental filed for Chapter 11 bankruptcy protection on December 3, 1990 and had stopped making lease payments. The Partnership entered into various lease modifications and financing arrangements with Continental as a result of the bankruptcy. At December 31, 1996, the Partnership had an advance remaining to Continental in the amount of $40,000 with respect to aircraft modifications, which was paid off in early 1997.

         Trans World Airlines Lease During February 1989, the Partnership acquired a McDonnell Douglas MD-82 aircraft for a total purchase price of $21,017,000, subject to an operating lease with TWA. The lease, which was originally scheduled to expire on April 23, 1993 was modified and under the terms of the lease amendment was extended until October 1, 1998 with rentals payable monthly, in advance, at the rate of $185,000 per month.

         Pursuant to the lease amendment, the Partnership reimbursed TWA for $225,000 of capital improvements and advanced $750,000 to TWA to finance certain major maintenance procedures. TWA is repaying the $750,000 to the Partnership over the remaining lease term, in equal monthly installments, with interest at a fixed rate of 9.68%. At December 31, 1996, the balance of the receivable was $284,000 ($428,000 at December 31,1995). All 1997 payments have been made by TWA when due.

         In mid-October 1994, because of operating and financial problems, TWA announced that it would seek a global restructuring of its capital by offering common stock for its debt securities, preferred stock obligations and lease deferrals negotiated with aircraft lessors such as the Partnership (the "Exchange Offer"). TWA and the Partnership agreed to a deferral of 50% of the original rent scheduled for November 1994 and 75% of the original rent scheduled from December 1994 to April 1995, with originally scheduled payments resuming in May 1995. Additionally, TWA and the Partnership reached an agreement to extend the lease of the MD-82 aircraft by six years beyond the then scheduled expiration date to October 1, 2004 at the current lease rate of $185,000 per month. All rents deferred during the November 1994 to April 1995 period were repaid with interest at 12% from the date of the deferral over an 18 month period commencing May 1, 1995. On June 30, 1995, TWA filed its prepackaged reorganization plan under Chapter 11 of the US Bankruptcy Code. On August 23, 1995, the reorganization plan, which included the foregoing lease modifications, was confirmed by the Bankruptcy Court, and TWA emerged from bankruptcy. TWA has made all rental payments, advance repayments and payments of deferred rent when due. However, there can be no assurance that TWA will be able to meet its obligations in the future.

         In July, the Partnership delivered its Boeing 747-100 aircraft, formerly leased to Continental, to TWA subject to lease with a term of four years. The lease provides for a monthly rent of $180,000. The Partnership performed a scheduled maintenance check on the aircraft to prepare the aircraft for delivery. The Partnership incurred costs of $1,280,000 in connection with the redelivery, integration and maintenance of the 747 aircraft, of which $669,000 represented maintenance expense and $611,000 were capitalized expenditures. The aircraft was delivered to TWA on July 12, 1996. The Partnership received a security deposit of $360,000 from TWA with respect to the lease.

         USAir Lease During March 1989, the Partnership acquired one-half of the beneficial interest in a trust ("Trust") that is the owner/lessor of a McDonnell Douglas MD-81 aircraft ("USAir Aircraft") for a total purchase price of $9,999,000. The remaining one-half interest in the Trust is owned by Pegasus Aircraft Partners II, L.P, an affiliated partnership. The aircraft is subject to an operating lease with USAir, the term of which ends on June 1, 1998. The lease may be terminated subject to the lessee's guarantee that the Partnership will receive contractually defined minimum termination values upon remarketing of the aircraft. Rental payments are payable quarterly, in arrears, at a rate of $304,000 (for the Partnership's one-half interest in the aircraft). The lease provided for one three-year renewal option, at the same quarterly rental rate. If the lease is not renewed for the first renewal period, the lessee must make a termination payment of $1,113,000 to the Partnership. The lessee also has three additional one-year renewal options at fair market rental rates. The lessee may elect to purchase the aircraft at fair market value at the end of any renewal term. The Aircraft was purchased subject to a tax benefit transfer lease ("TBT Lease"), which provided for the transfer of certain tax benefits to a tax lessor. The Trust, as owner and tax lessor under the TBT Lease, has agreed to indemnify the tax lessor for the loss of the tax benefits in certain circumstances and posted a letter of credit to secure the obligation under such indemnification. Under the operating lease, USAir has assumed all obligations, liabilities and indemnities of the Trust to the tax lessor and has indemnified the Trust for its obligations to the tax lessor except those arising from breaches by the Trust of covenants under the operating lease. USAir has not posted a letter of credit to collateralize this obligation. As a result of the foregoing, if the tax lessor draws on the letter of credit as a result of action by the lessee, the Partnership and Pegasus Aircraft Partners II, L.P. through the Trust will be responsible for the loss to the tax lessor until and if the lessee performs under its indemnification. To date, there have been no calls on the letter of credit.

         The tax lessor is entitled to call on the letter of credit whether its loss of tax benefits is caused by Pegasus Aircraft Partners II, L.P. or the Partnership, and Pegasus Aircraft Partners II, L.P. and the Partnership have agreed to indemnify each other for any loss occasioned by the acts of the other.

         Kiwi International Air Lines Inc. - Bankruptcy The Partnership owns two Boeing 727-200 non-advanced aircraft, originally acquired on December 1988 for $6,308,000 per aircraft. In February 1994 and April 1994, the Partnership entered into leases with Kiwi International Air Lines Inc., ("Kiwi") each originally for a term of approximately five years with rents payable monthly in advance at $55,000 per aircraft. The leases were modified in 1995 and extended to December 31, 1999. The leases also required Kiwi to pay maintenance reserves for airframe and engines, of $250 per flight hour, which could be drawn upon by Kiwi for specific maintenance procedures. The aircraft were delivered in April and July 1994. In connection with the first Kiwi lease, the Partnership also acquired an additional aircraft engine, at a cost of $195,000, which was used as a spare by Kiwi on a utilization basis at $105 per flight hour of use. The Partnership invested an additional $3,108,000 for maintenance, aging aircraft modifications and other Kiwi requested modifications prior to delivery, $580,000 of which was funded by return condition settlement payments from the prior lessee. The leases allowed Kiwi to request that the aircraft be hushkitted by the Partnership at a cost of approximately $1.9 million each to obtain Stage 3 noise abatement status or terminate the lease.

         In June 1996, Kiwi agreed with the FAA to ground 25% of its fleet due to certain pilot training handbook deficiencies. In August 1996, Kiwi and the FAA resolved the deficiencies and Kiwi returned to full capacity. In addition to the FAA grounding, Kiwi was also negatively impacted by the market reaction to the ValuJet incident. During 1996, Kiwi did not meet its financial goals. In July 1996, an institutional investor contributed $4,000,000 in return for a convertible note due in March 1997, for up to 32% of Kiwi's common stock and two seats on Kiwi's Board of Directors. The institutional investor had options to invest an additional $6,000,000 in convertible preferred stock which expire in March 1997. Existing shareholders (including directors and employees) were given the opportunity to make additional investments.

Kiwi requested and was granted by the Partnership a deferral of its August 1996 rental and July 1996 maintenance payments. Kiwi was also unable to make its September rental and August maintenance payments and was placed in default by the Partnership.

         In late September, Kiwi proposed a restructuring of its obligations with certain creditors, including the Partnership. On September 30, 1996, Kiwi filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code ("Bankruptcy Code") and did not make any subsequent payments. The Kiwi leases accounted for approximately 19% of the Partnership's rental revenue in 1996 and the aircraft had net book values aggregating approximately $4,000,000, after reflecting a provision for decline in market value of $150,000 at December 31, 1996. On October 15, 1996, Kiwi ceased scheduled flight operations while still exploring financial alternatives. The Court approved Kiwi's motion to reject both leases as of November 15, 1996. The Partnership provided an allowance for bad debts in the amount of $240,000 relating to amounts due from Kiwi as of the bankruptcy date and did not record any revenue beyond that date. Kiwi obtained debtor-in-possession financing and recommenced operations in early 1997.

         The Partnership has a claim against Kiwi for all unpaid items in connection with the leases as well as rejection damages. The Partnership currently holds maintenance deposits aggregating approximately $1,627,000, which the Partnership believes are not sufficient to complete work required on the aircraft and the related engines to meet lease return conditions and make the aircraft marketable. The Partnership filed an adversarial complaint seeking the Bankruptcy Court's authority to utilize the maintenance reserves held. The Partners are in settlement discussions with a hearing date scheduled for June 1997. The Partnership estimates that the cost to meet lease return conditions would be approximately $2.9 million. The Partnership is also involved in litigation within the Kiwi bankruptcy with the company who acted as Kiwi's engine manager regarding each party's compliance with a settlement agreement entered into to facilitate the recovery of the aircraft.

         The Partnership recovered the aircraft and leased one to Nations Air Inc. in December 1996 (see below) and committed the second to Sky Trek International Airlines, Inc ("Sky Trek").

Nations Air

         On December 31, 1996, the Partnership delivered a 727-200 non-advanced aircraft, formerly leased to Kiwi, to Nations Air, Inc. ("Nations"). Nations is a start-up airline providing contract and charter service. The lease is for a term of approximately 36 months at a lease rate of $65,000 per month. Nations is also required to make initial maintenance reserve payments of $347 per flight hour (to be reduced thereafter and used only for specific maintenance)and is obligated to complete the next phase "C" check without reimbursement from maintenance reserves.

         At the time of its delivery to Nations, one of the installed engines belonged to Pegasus Aircraft Partners II, LP an affiliated partnership and the other two engines belonged to affiliates of the Managing General Partner. The Partnership will pay those entities for their share of the rents (in the aggregate of $45,000 per month plus related reserves) while using such engines. The Partnership purchased five rebuilt engines in February 1997 for an aggregate purchase price of $2,150,000 plus the core engines returned with the Kiwi aircraft (see Item 8, Footnote 11, "Subsequent Events"), three of which will be installed on the aircraft when the aircraft is input for its next maintenance service scheduled for late April-May 1997.

Significant Lessees

         The Partnership leased its aircraft to four different airlines during 1996. Revenues from all of these airlines accounted for greater than 10% of the total rental revenues of the Partnership during 1996 as follows:

                    Airline                             Percent of Total Rental Revenues
                    -------                             --------------------------------
     TransWorld Airlines, Inc.                                       49.0%
     Kiwi International Air Lines, Inc.                              18.8%(1)
     USAirway Group, Inc.                                            18.4%
     Continental Airlines, Inc.                                      13.8%

(1) Includes $240,000 of rentals for which an allowance for bad debts was provided.


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

                                       Aircraft           Flight             Flight            Estimated
    Aircraft                              Age              Cycle              Hour                AD
      Type                             Threshold         Threshold          Threshold            Costs
      ----                             ---------         ---------          ---------            -----
                                        (Years)
Boeing 727                                20                60,000                N/A          $1,100,000
Boeing 737                                20                75,000                N/A          $  934,000
Boeing 747                                20                20,000*               N/A          $3,400,000
McDonnell Douglas DC-9                    20               100,000             75,000          $   79,000
McDonnell Douglas MD-80                   20                75,000             75,000          $    4,000
McDonnell Douglas DC-10                  None               42,000             60,000          $  187,000

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

         Implementing regulations proposed by the FAA would require each United States operator to increase its Stage 3 airplane fleet; to 50 percent by December 31, 1996; to 75 percent by December 31, 1998 and to 100 percent by December 31, 1999.

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


Item 3.       Legal Proceedings

         In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York ("District Court") concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group, Inc. (together, "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re: PaineWebber Limited Partnerships Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Air Transport Leasing, Inc., an affiliate of PaineWebber and the Administrative General Partner in the Partnership ("Administrative General Partner").

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

         On May 30, 1995, the District Court certified class action treatment of the plaintiffs' claims in the New York Limited Partnership Actions.

         In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties agreed to settle the case. A definitive settlement was signed in July 1996 and in March 1997, the District Court approved the settlement as fair and reasonable. Under the terms of the settlement, PaineWebber agreed to pay $125 million and additional consideration to class members.

         In April 1995, two investors in the Pegasus limited partnerships filed a purported class action in the Circuit Court of the State of Illinois for Cook County entitled Robert M. Jacobson, et al. v. PaineWebber, Inc., et al., making allegations substantially similar to those in the New York Limited Partnership Actions, but limited in subject matter to the sale of the Pegasus partnerships, and without a RICO claim. The plaintiffs in the Jacobson case simultaneously remained as participants in the New York Limited Partnership Actions, and challenged the proposed settlement of these cases. Their objections were overruled when the District Court approved the class action settlement with respect to the New York Limited Partnership Actions. The Illinois case has been dismissed.

         Three actions were filed in the District Court for Brazoria County, Texas, relating to the sale and sponsorship of interests in the Partnership and an affiliated partnership. The complaints make state law claims, specifically, common law fraud, conspiracy, violations of section 27.01 of the Texas Business and Commerce Code, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty, violations of the Texas Securities Act, and violations of the Texas Deceptive Trade Practices Act. The plaintiffs seek unspecified damages, including attorneys' fees, reimbursement for all sums invested by them in the partnerships, exemplary damages, and treble damages under the Texas Deceptive Trade Practices Act. All three actions have been removed to federal court and two have been transferred to the District Court and consolidated under the title, Mallia vs. PaineWebber, Inc. The third action has been dismissed with the consent of the parties on the grounds that it is duplicative of the two actions now before the federal court in New York.

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

         In June 1996, counsel for the Abbate plaintiffs instituted two additional actions containing allegations nearly identical to those set forth in Abbate. Bandrowski v PaineWebber Incorporated, et al, was filed in California Superior Court and Barstad v. PaineWebber Incorporated, et al, was filed in Arizona Superior Court. Collectively, the two additional actions are brought by approximately 50 plaintiffs and seek compensatory damages of approximately $4 million plus punitive damages. In March 1997 all of these actions were settled.

         Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber and its affiliates, including the Administrative General Partner were entitled to indemnification from the Partnership for expenses and liabilities in connection with the above actions. PaineWebber and its affiliates have agreed to not seek any indemnification from the Partnership for any amounts payable in connection with the New York Limited Partnership Actions. The General Partners do not believe that the settlement of the Abbate, Bandrowski and Barstad actions will have a material effect on the Partnership's financial statements, taken as a whole.

         On September 30, 1996, Kiwi filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code and the Partnership recovered the aircraft. The Partnership has a claim against Kiwi for all unpaid items under the leases as well as rejection damages. The Partnership filed or adversarial complaint seeking the Bankruptcy Court's authority to use certain maintenance reserves ($1.6 million) collected from Kiwi. The Partnership estimates that the cost to meet return condition would be approximately $2,900,000. The parties are in settlement discussions with a hearing date scheduled for June 1997.The Partnership is also involved in a litigation within the Kiwi bankruptcy with the company that acted as Kiwi's engine manager regarding each party's compliance with a settlement agreement entered into to facilitate the recovery of the aircraft.

         On December 5, 1996, an action was filed in the Court of Chancery of the State of Delaware in New Castle County entitled "Equity Resources Cambridge Fund v. Pegasus Aircraft Partners, L.P. et al. The named defendants include the Partnership and its general partners. Equity Resources Cambridge Fund seeks access to the list of limited partners of the Partnership. On January 2, 1997 defendants answered the complaint, denying the substantive allegations thereof and asserting several affirmative defenses. The parties are in pre-trial discovery. It is impossible to predict the outcome of this litigation, however, the General Partners do not believe that the outcome will have a material effect on the Partnership's financial statements, taken as a whole.

Item 4.       Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Limited Partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1996.

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

         As of March 1, 1997, the number of Limited Partners of record was approximately 4,900.

         The Partnership declared the following distributions to its Limited Partners out of cash flow received from operations during 1996 and 1995:

                                        Amount Of
                                      Distribution
                    Period              Per Unit           Record Date              Payment Date
                    ------              --------           -----------              ------------
               1st Quarter 1996          $.40             March 31, 1996           April 29, 1996

               2nd Quarter 1996           .40             June 30, 1996            July 29, 1996

               3rd Quarter 1996           .40             September 30, 1996       October 28, 1996

               4th Quarter 1996           .40             December 31, 1996        January 24, 1997

               1st Quarter 1995           .25             March 31, 1995           April 29, 1995

               2nd Quarter 1995           .30             June 30, 1995            July 29, 1995

               3rd Quarter 1995           .90             September 30, 1995       October 29, 1995

               4th Quarter 1995           .40             December 31, 1995        January 26, 1996

         Total distributions to all partners for 1996 and 1995 were declared as follows (in thousands):

                                                          1996             1995
                                                         ------           ------
       Limited Partners                                  $6,400           $7,400
       General Partners                                      64               74
                                                         ------           ------
                                                         $6,464           $7,474
                                                         ======           ======

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes, approximately 89%, 88%, and 94%, respectively, of the cash distributions declared for the years ended December 31, 1996, 1995 and 1994 constituted a return of capital. Also, based on the amount of net income reported by the Partnership for accounting purposes, approximately 70% of the cash distributions paid to the partners from inception of the Partnership through December 31, 1996 constituted a return of capital. However, the total actual return on capital over the Partnership's life can only be determined at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized.

Item 6.       Selected Financial Data

         The following selected financial data of the Partnership was derived from the audited financial statements for the indicated periods. The information set forth below should be read in conjunction with the Partnership's financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Items 8 and 7, respectively, of this Report.

                                               As of December 31,
                                           or Year Ended December 31,
                                 -----------------------------------------------
                                  1996      1995       1994     1993      1992
                                 -------   ------    -------   -------   -------
                                    (in thousands, except per unit amounts)
Rental Revenue                   $ 6,604    $6,076(2) $8,527   $ 9,062   $10,006
Net Income                           711       880       426     2,881     1,740
Net Income per Limited
      Partnership Unit (1)           .18       .22       .11       .71       .43
Distributions per Limited
      Partnership Unit (1)          1.60      1.85      1.80      1.90      2.30

Total Assets                      31,158    36,611    42,619    46,727    51,875
Notes Payable                      1,218     1,625     2,000      --        --
Partners' Equity                  25,423    31,176    37,770    44,616    49,411

----------------
(1)      Distribution amounts are reflected on the accrual basis.

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

         Cash distributions declared by the Partnership were approximately $6.5 million in 1996 ($1.60 per unit), $7.5 million in 1995 ($1.85 per Unit), and $7.3 million in 1994 ($1.80 per Unit). Net cash provided by operating activities was $5.2 million in 1996, $6.1 million for 1995, and $7.9 million for 1994. In 1995, the Partnership received the Continental Lease Settlement proceeds of $3.9 million which was substantially accounted for under the cost recovery method and thus, was not included in cash from operating activities. In the aggregate, for this three year period net cash provided by operating activities totaled $19.2 million and cash distributions declared by the Partnership totaled $21.3 million. Further, during 1996, 1995 and 1994 the Partnership paid cash distributions of $6.4 million, $7.7 million and $7.3 million, respectively, totaling $21.4 million for the three year period.

         Partnership equity declined by approximately $5.8 million from December 31, 1995 to December 31, 1996 as a result of the declaration of cash distributions to the partners in excess of the Partnership's net income. This resulted from the fact that, unlike net income, cash flow generated by operations, which is the source of the cash utilized to make the distributions, is not reduced by depreciation expense and provisions for decline in market value of aircraft attributable to the Partnership's aircraft.

         At December 31, 1996, the Partnership's unrestricted cash and cash equivalents exceeded declared, but unpaid, distributions to partners by $873,000. At December 31, 1995, the Partnership's unrestricted cash and cash equivalents exceeded declared, but unpaid, distributions to the partners by $2,456,000. The decrease in liquidity was primarily attributable to the expenditure of approximately $1.3 million relating to the remarket of the Boeing 747 aircraft to TWA as well as the Kiwi bankruptcy which reduced cash flow.

         Rent and other receivables, net decreased by $874,000 from $1,534,000 at December 31, 1995 to $660,000 at December 31, 1996. This decrease is primarily the result of the continued repayments of advances and deferrals by Continental and TWA as well as the repayment of previously deferred rent by Kiwi in 1996. However, the Partnership's collections were impacted by the Kiwi bankruptcy and the Partnership provided an allowance for bad debts totaling $220,000 (2 months aggregate rent) with respect to the Kiwi aircraft and $20,000 with respect to the spare engine (see Item 8 Financial Statements, Note 5 "Aircraft Under Operating Leases - Kiwi Bankruptcy").

         Prepaid expenses and other increased by $88,000 from $47,000 at December 31, 1995 to $135,000 at December 31, 1996. The increase represents the costs associated with the remarket to Nations, partially offset by a reduction in certain prepayments.

         Deferred rental income and deposits increased $458,000 from $218,000 at December 31, 1995 to $676,000 at December 31, 1996 primarily due to the security deposit received from TWA.

         Payable to affiliates decreased by $144,000, from $628,000 at December 31, 1995 to $484,000 at December 31, 1996. The decrease was attributable primarily to the payment to the Administrative General Partner, during 1996, of amounts previously deferred, partially offset by amounts due to an affiliate of the Managing General Partner for maintenance on the aircraft delivered to Nations. As part of the class action settlement (see Item 8, Financial Statements, Note 9, "Litigation"), the fees previously deferred as well as future fees and distributions earned by the Administrative General Partner have been assigned by an affiliate to an escrow account for the benefit of the class action members (see Item 8, Financial Statements, Note 6, "Transactions with Affiliates").

         During the year ended December 31, 1996 the Partnership paid cash distributions aggregating $1.60 per Unit. The quarterly distribution represented an annualized rate equal to 8% of contributed capital ($0.40 per Unit).

         The amount of each distribution will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position.

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or both. The portion of each cash distribution by a partnership that exceeds its net income for the fiscal period may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes, 89% of the cash distributions declared for 1996, constituted a return of capital. Also, based on the amount of net income reported by the Partnership for accounting purposes, approximately 70% of the cash distributions paid to the partners from inception of the Partnership through December 31, 1996 constituted a return of capital. However, the total actual return on capital over the Partnership's life can only be determined at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized.

         In April 1994, the Partnership established a loan facility with a third party lender that expired in May 1995. In July 1995, the Partnership and the Lender completed an extension of the commitment. Under the new agreement, the aggregate commitment remained at $4,000,000, the Partnership's ability to borrow under the facility was extended until May 1, 1997 and the floating interest rate charged under the facility was reduced to the Lender's prime rate plus 0.5%. The Lender released the Boeing 747-100 aircraft as collateral under the loan and received a perfected security interest in the Partnership's MD-82 aircraft leased to TWA. Through December 31, 1995, the Partnership had borrowed an aggregate of $2,150,000 pursuant to the loan agreement, of which $1,218,000 and $1,625,000 were outstanding at December 31, 1996 and December 31, 1995, respectively. In connection with the extension of the loan commitment the Lender released its interest in a cash collateral account established to secure the Partnership's obligation under the letter of credit agreement relating to the TBT lease.

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

         As previously reported, the Partnership settled the early termination of the Continental 747 lease in 1995 and accepted redelivery of the aircraft (see Item 1 "Business" and Item 8 "Financial Statements", Note 5, "Equipment Under Operating Leases" for a complete discussion). The Partnership delivered the aircraft to TWA in July 1996 for a term of 48 months at a lease rate of $180,000 per month. The Partnership incurred scheduled maintenance and integration costs, which aggregated approximately $1,300,000 to complete the remarket of the Boeing 747-100 aircraft to TWA. The Partnership financed such costs through its cash reserves that had been provided by the Lease Settlement. The lease of the Boeing 727 aircraft, originally scheduled to expire in October 1996, was extended to June 30, 1998 at a rate of $75,000 per month.

         Additionally, during 1996, Kiwi continued to have liquidity and capital concerns. In late September, Kiwi proposed a restructuring of its obligations with certain creditors, including the Partnership. On September 30, 1996, Kiwi filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code ("Bankruptcy Code") and did not make any subsequent payments. The Kiwi leases accounted for approximately 19% of the Partnership's rental revenue during 1996 and the aircraft had net book values aggregating approximately $4,000,000. The Partnership currently holds maintenance deposits aggregating approximately $1,627,000, which the Partnership believes is not sufficient to complete work required on the aircraft and the related engines to meet lease return conditions and make the aircraft marketable. On October 15,1996, Kiwi ceased scheduled flight operations while still exploring financial alternatives. The court approved Kiwi's rejection of both leases as of November 15, 1996. The Partnership recovered the aircraft and delivered one to Nations and committed the second aircraft to the Sky Trek. The Partners purchased five engines at a cost of $2,150,000 plus the six cores from the two former Kiwi aircraft in February 1997 and committed $2.7 million including a hushkit for the Sky Trek aircraft. The Partnership has reached an agreement in principle to establish a $7.5 million borrowing facility which would pay off existing debt and fund capital expenditures. The General Partners will determine the amount of future cash distributions after assessing the Partnership's operating results, its obligations and other cash requirements.

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

         Under the terms of the triple net leases, substantially all of the expenses related to the operation and maintenance of the aircraft during 1996, were paid for by the lessees or in the case of Kiwi (until the bankruptcy filing by Kiwi and subsequent rejection of the leases), funded to a certain extent through hourly maintenance reserves paid by Kiwi. The direct lease expenses incurred by the Partnership represent the costs of providing insurance coverage for the Partnership's aircraft in excess of the amounts required to be carried by the lessees, trustee fees related to the ownership of the aircraft and the cost of the letter of credit required under the terms of the TBT lease on the McDonnell Douglas MD-81 leased to USAir. Additionally, the Partnership incurred maintenance costs of $669,000 with respect to the 747 aircraft leased to TWA.

         The Partnership also records depreciation expense pertaining to the aircraft and incurs certain general and administrative expenses in connection with operations of the Partnership. General and administrative expenses consist primarily of investor reporting expenses, transfer agent and audit fees and the cost of accounting services.

1996 as compared to 1995

         The Partnership's net income for the year ended December 31, 1996 ("1996 Period") was $711,000 as compared to $880,000 for the year ended December 31, 1995 ("1995 Period").

         The decrease in the Partnership's net income in the 1996 Period as compared to the 1995 Period resulted primarily from the maintenance expense incurred in connection with the delivery of the 747-100 aircraft to TWA and the provision for bad debts provided in the 1996 Period with respect to the Kiwi receivables offset by the amount that rents generated by the Boeing 747 remarket in July 1996 exceeded the rents recognized in the 1995 Period (one month) relating to the 747 prior to Continental returning it.

         Rental revenue increased by $528,000, or 9% for the 1996 Period as compared to the 1995 Period. The increase in the 1996 Period as compared to the 1995 Period was attributable to the remarket of the 747 aircraft to TWA in July 1996 (the 747 generated only one month of rental revenue in the 1995 Period) and the revenue recognized with respect to the spare engine leased to Kiwi, partially offset by the Kiwi bankruptcy. The Partnership did not recognize any rental revenue with respect to the Kiwi aircraft after Kiwi's bankruptcy filing on September 30, 1996.

         Interest income for the 1996 Period decreased by $71,000 or 24% as compared to the 1995 Period. This decrease was primarily attributable to the continued repayment of advances and deferrals pursuant to various repayment schedules reducing the balances on which interest income is earned, as well as reduction in cash reserves principally due to the amounts expended relating to the TWA remarket (approximately $1,300,000 of maintenance and capital expenditures).

         Depreciation and amortization decreased by $45,000 or 1% for the 1996 Period, in comparison to the 1995 Period which was consistent with the aircraft in service during the respective years.

         Management and re-lease fees payable to the General Partners for the 1996 Period decreased $239,000, or 34%, in comparison to the 1995 Period. The primary reason for the decrease was the recognition in the 1995 Period of the management fees associated with the Continental Settlement, which aggregated $233,000 (and which was offset by the other income recognized in its 1995 period). The decrease was partially offset in the 1996 Period, by the management and re-lease fees associated with 747 aircraft remarketed to TWA in July. The maintenance expense incurred in connection with the remarket of the 747 aircraft in the 1996 Period was an additional factor in the decrease in management fees in the 1996 Period as compared to the 1995 Period.

         General and administrative expenses increased by $24,000 or 11% in the 1996 Period as compared to the 1995 Period due principally to an increase in legal fees as the result of the Kiwi bankruptcy.

         Direct lease expenses increased by $20,000 or 19% in the 1996 Period as compared to the 1995 Period, due principally to insurance premiums as well as aircraft storage costs relating to the 747 aircraft while the aircraft was off lease, partially offset by a decrease in letter of credit fees.

         Interest expense decreased by $66,000 or 33% in the 1996 Period as compared to the 1995 Period, due principally to the continued repayment of principal which reduced the outstanding balances as well as the full year effect of the reduction in interest rates in July 1995.

         Aircraft maintenance and other expense of $709,000 was incurred in the 1996 Period, of which $669,000 reflected the work completed with respect to a maintenance check performed on the 747 aircraft prior to the delivery to TWA in July 1996. No such amount was incurred in the 1995 Period.

1995 as compared to 1994

         The Partnership's net income was $880,000 for the 1995 Period as compared to $426,000 for the year ended December 31, 1994 ("1994 Period").

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

         The Partnership recognized other income in 1995 of $233,000 which represented the difference between the Continental Lease Settlement proceeds and the amount of such proceeds accounted for under the cost recovery method. The other income was offset by related management fees.

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

         The Partnership provided an allowance for decline in market value of $400,000 in the 1995 Period as compared to $2,000,000 in the 1994 Period to reflect the General Partner's estimate of recoverability of the Partnership's investment in certain aircraft, based upon estimated cash flow, third party appraisal and market conditions.

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

Inflation and Changing Prices

         Inflation has had no material impact on the operations or financial condition of the Partnership during 1996. However, market and worldwide economic conditions and changes in federal regulations have in the past, and may in the future, impact the airline industry and thus lease rates and aircraft values. Additionally, inflation and changing prices, may affect future leasing rates and the eventual selling price of the aircraft.

Item 8. Financial Statements

List of Financial Statements


                                                                                               Page
                                                                                               ----
Report of Independent Accountants                                                               F-2

Balance Sheets -- December 31, 1996 and 1995                                                    F-3

Statements of Income for the years ended
    December 31, 1996, 1995 and 1994                                                            F-4

Statements of Partners' Equity for the years ended
    December 31, 1996, 1995 and 1994                                                            F-5

Statements of Cash Flows for the years ended
    December 31, 1996, 1995 and 1994                                                            F-6

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pegasus Aircraft Partners, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.






New York, New York
March 7, 1997

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                   BALANCE SHEETS - DECEMBER 31, 1996 AND 1995


                                     ASSETS

                                                                              1996        1995
                                                                            --------    --------
                                                                      (in thousands, except unit data)
Cash and cash equivalents (Note 4)                                          $  2,521    $  4,081
Restricted cash (Note 5)                                                       1,627       1,135
Rent and other receivables, net (Note 5)                                         660       1,534
Aircraft, net (Note 5)                                                        26,215      29,814
Prepaid expenses and other                                                       135          47
                                                                            --------    --------
    Total Assets                                                            $ 31,158    $ 36,611
                                                                            ========    ========

                                         LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

    Notes payable (Notes 7 and 11)                                          $  1,218    $  1,625
    Accounts payable and accrued expenses                                         73          98
    Payable to affiliates (Note 6)                                               484         628
    Distributions payable to partners                                          1,648       1,616
    Maintenance reserves payable                                               1,627       1,235
    Deferred rental income and deposits                                          676         218
    Accrued interest payable                                                       9          15
                                                                            --------    --------
      Total Liabilities                                                        5,735       5,435
                                                                            --------    --------

CONTINGENCIES (Notes 5, 7, 9 and 11)

PARTNERS' EQUITY:

    General Partners                                                            (542)       (485)
    Limited Partners (4,000,005 units outstanding
    in 1996 and 1995)                                                         25,965      31,661
                                                                            --------    --------
         Total Partners' Equity                                               25,423      31,176
                                                                            --------    --------
         Total Liabilities and Partners' Equity                             $ 31,158    $ 36,611
                                                                            ========    ========


                     The accompanying notes are an integral
                       part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                              STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                     1996              1995              1994
                                                                 ------------     -------------      -------------
                                                                         (in thousands, except unit data
                                                                               and per unit amounts)
REVENUE:
   Rentals from operating leases                                 $      6,604     $       6,076      $       8,527
   Interest                                                               222               293                230
   Other income                                                             -               233                  -
                                                                 ------------     -------------      -------------
                                                                        6,826             6,602              8,757
                                                                 ------------     -------------      -------------

EXPENSES:
   Depreciation and amortization                                        4,060             4,105              5,312
   Provision for decline in market
     value of aircraft (Note 5)                                           150               400              2,000
   Provision for bad debts (Note 5)                                       240                 -                  -
   Management and re-lease fees (Note 6)                                  459               698                601
   General and administrative (Note 6)                                    234               210                180
   Direct lease                                                           127               107                115
   Interest expense                                                       136               202                123
   Aircraft maintenance and other                                         709                 -                  -
                                                                 ------------     -------------      -------------
                                                                        6,115             5,722              8,331
                                                                 ------------     -------------      -------------
NET INCOME                                                       $        711     $         880      $         426
                                                                 ============     =============      =============

NET INCOME ALLOCATED:
   To the General Partners                                                  7                 9                  4
   To the Limited Partners                                                704               871                422
                                                                 ------------     -------------      -------------
                                                                 $        711     $         880      $         426
                                                                 ============     =============      =============
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                                              $        .18     $         .22      $         .11
                                                                 ============     =============      =============

WEIGHTED AVERAGE NUMBER
   OF LIMITED PARTNERSHIP
   UNITS OUTSTANDING                                                4,000,005         4,000,005          4,000,005
                                                                 ============     =============      =============


                     The accompanying notes are an integral
                       part of these financial statements.

                        PEGASUS AIRCRAFT PARTNERS, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                     General          Limited
                                                                     Partners         Partners        Total
                                                                     --------         --------        -----
                                                                                 (in thousands)
Balance, December 31, 1993                                            $(352)          $44,968        $44,616
                                                                      -----           -------        -------
      Net income                                                          4               422            426
      Distribution to partners declared                                 (72)           (7,200)        (7,272)
                                                                      -----           -------        -------
Balance, December 31, 1994                                             (420)           38,190         37,770
      Net income                                                          9               871            880
      Distributions to partners declared                                (74)           (7,400)        (7,474)
                                                                      -----           -------        -------
Balance, December 31, 1995                                             (485)           31,661         31,176
      Net income                                                          7               704            711
      Distribution to partners declared                                 (64)           (6,400)        (6,464)
                                                                      -----           -------        -------
Balance, December 31, 1996                                            $(542)          $25,965        $25,423
                                                                      =====           =======        =======


                     The accompanying notes are an integral
                       part of these financial statements.

                        PEGASUS AIRCRAFT PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                    1996        1995         1994
                                                                                   -------      -----       ------
                                                                                          (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                    $   711      $ 880       $  426
     Adjustments to reconcile net income to net
         cash provided by operating activities:
             Depreciation and amortization                                           4,060      4,105        5,312
             Provision for bad debts                                                   240          -            -
             Provision for decline in market value of aircraft                         150        400        2,000
             Unrestricted maintenance reserves (paid to)
                received from lessee                                                  (100)       100          325
             Utilization of maintenance reserve
                   previously provided for                                               -          -         (580)
             Change in assets and liabilities:
                Rent and other receivables                                             332        128          231
                Prepaid expenses and other                                             (88)       (12)          (7)
                Accounts payable and accrued expenses                                  (25)        22           28
                Payable to affiliates                                                 (144)       348          217
                Deferred rental income                                                  98         81          (45)
                Accrued interest payable                                                (6)        (1)          16
                                                                                   -------      -----       ------
                       Net cash provided by operating activities                     5,228      6,051        7,923
                                                                                   -------      -----       ------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Continental settlement, net                                                         -      3,673            -
     Capitalized aircraft improvements                                                (611)       (31)      (2,723)
     Advances to lessees                                                                 -          -         (100)
     Repayment of advances by lessees                                                  302        291          332
                                                                                   -------      -----       ------
                      Net cash (used in) provided by investing activities             (309)     3,933       (2,491)
                                                                                   =======      =====       ======


                     The accompanying notes are an integral
                       part of these financial statements.

                        PEGASUS AIRCRAFT PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

        FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (CONTINUED)


                                                                               1996             1995             1994
                                                                              ------           ------           ------
                                                                                           (in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Security deposit                                                              360                -                -
   Proceeds from notes payable                                                     -                -            2,150
   Repayment of notes payable                                                   (407)            (375)            (150)
   Transfers from (to) restricted cash                                             -              385             (140)
   Cash distributions paid to partners                                        (6,432)          (7,676)          (7,272)
                                                                              ------           ------           ------
     Net cash used in financing activities                                    (6,479)          (7,666)          (5,412)
                                                                              ------           ------           ------
NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                                                       (1,560)           2,318               20

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR                                                        4,081            1,763            1,743
                                                                              ------           ------           ------
CASH AND CASH EQUIVALENTS
   AT END OF YEAR                                                             $2,521           $4,081           $1,763
                                                                              ======           ======           ======
Supplemental Schedule of Cash Flow Information:
   Interest Paid                                                              $  142           $  203           $  107
                                                                              ======           ======           ======
   Restricted maintenance reserves collected net of
    maintenance drawdowns                                                     $  492           $  613           $  522
                                                                              ======           ======           ======
NONCASH TRANSACTIONS
   Distributions to partners declared but unpaid                              $1,648           $1,616           $1,818
                                                                              ======           ======           ======



                     The accompanying notes are an integral
                       part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

1.  SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation Pegasus Aircraft Partners, L.P. (the "Partnership"), a Delaware limited partnership, maintains its accounting records and prepares financial statements on the accrual basis of accounting. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant assumptions and estimates relate to useful life and recoverability of the aircraft and tax indemnity provisions described below. Actual results could differ from these estimates.

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

         Restricted Cash Restricted cash represents maintenance reserves (also described below) collected from Kiwi International Air Lines, Inc. ("Kiwi") with respect to the two aircraft previously leased to Kiwi. (See also Note 5, "Aircraft under Operating Leases - Kiwi Bankruptcy").

         Aircraft and Depreciation The aircraft are recorded at cost, which includes acquisition costs and the acquisition fee and the financial management advisory fee paid to the General Partners. Depreciation is computed using the straight-line method over an estimated economic life of twelve years (five years for the aircraft engine separately leased to Kiwi). Improvements to aircraft are capitalized when incurred and are depreciated, generally, over the remaining useful life of the improvement. Depreciation is not recorded for aircraft that are off lease. The Partnership evaluates these costs based upon changes in market conditions in accordance with generally accepted accounting principles. Accordingly, the Partnership records a provision for decline in market value of aircraft to recognize a loss in the value of an aircraft when the General Partners believe that the recoverability of the Partnership's investment in an aircraft has been impaired. Proceeds received in lease settlements or terminations are accounted for under the cost recovery method when and to the extent that, based upon third party appraisals and market conditions, there has been a diminution to the carrying value of the aircraft.

         Tax Benefit Transfer Lease The McDonnell Douglas MD-81 aircraft under lease to USAirways Group, Inc. ("USAir") was purchased subject to a tax benefit transfer lease which provided for the transfer of the investment tax credits and depreciation deductions with respect to the

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

aircraft to a tax lessor. The transfer was accomplished by the sale, for income tax purposes only, of the aircraft to the tax lessor for cash and a note and a leaseback of the aircraft for rental payments which match the payments on the note. Under the terms of the tax benefit transfer lease, the Partnership's required rental payments are contingent upon and may, by agreement, be offset by the tax lessor's required note payments. Accordingly, no asset or liability for the tax benefit transfer lease has been recorded.

         Maintenance Reserve Funds Two of the Partnership's former leases required the lessee to make monthly payments to maintenance reserve funds administered by the Partnership. The Partnership is obligated to reimburse the lessee for specified maintenance costs out of the reserve funds, upon submission of appropriate evidence documenting the maintenance costs incurred by the lessee. Interest earned is deposited into the reserve funds and utilized in the same manner as other payments to the funds. These reserve funds are included in restricted cash on the balance sheets.

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

2. ORGANIZATION OF THE PARTNERSHIP

         The Partnership was formed on June 23, 1988 for the purpose of acquiring, leasing, and ultimately selling used commercial aircraft principally to US airlines. The Managing General Partner of the Partnership is Pegasus Aircraft Management Corporation, a wholly-owned subsidiary of Pegasus Capital Corporation, and the Administrative General Partner is Air Transport Leasing, Inc., a wholly-owned subsidiary of PaineWebber Group Inc. (collectively, the "General Partners")

         The Partnership is required to dissolve and distribute all of its assets no later than December 31, 2012. The Partnership had the right, subject to certain conditions to reinvest the proceeds from sales of aircraft occurring prior to March 22, 1997. Thereafter, the net proceeds of

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

any sales of aircraft will be distributed to the partners.

         Upon formation of the Partnership, the General Partners each contributed $500 to the capital of the Partnership, and the initial Limited Partner contributed $100 for five limited partnership depositary units ("Units"). An additional 4,000,000 Units were then sold at a price of $20.00 per Unit, with the Partnership receiving gross offering proceeds of $80,000,000.

         Title to the aircraft owned by the Partnership is held by non-affiliated trustees of trusts of which the Partnership is the beneficiary or one of two beneficiaries. The purpose of this method of holding title is to satisfy certain registration requirements of the Federal Aviation
Administration. The Partnership's share of the assets of the trusts are recorded herein on a proportional consolidation basis.

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

4. CASH EQUIVALENTS

         The Partnership invests funds not immediately required for operations or distributions in short-term highly liquid investments. These investments are primarily short-term commercial paper issued by large domestic corporations. At December 31, 1996, the Partnership held short-term commercial paper issued by Ford Motor Credit Company (with various maturities) with par values aggregating $2,125,000, which were acquired at costs aggregating $2,119,302 and short term commercial paper issued by Fleet Funding, Inc. with a par value of $300,000 which was purchased at a cost of $297,875.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

5. AIRCRAFT UNDER OPERATING LEASES

                           Net Investment in Aircraft

         The Partnership's net investment in aircraft as of December 31, 1996 and 1995 consisted of the following (in thousands):

                                                                         1996        1995
                                                                       --------    --------
Aircraft on operating leases                                           $ 67,045    $ 55,900
Less:  Accumulated depreciation                                         (36,095)    (26,927)
       Reserve for decline in market value of aircraft                   (2,934)     (5,169)
       Net lease settlement proceeds accounted for as cost recovery      (3,673)        -
       Provision for maintenance cost                                      (178)       (178)
                                                                       --------    --------
                                                                         24,165      23,626

Aircraft held for lease                                                   7,817    $ 18,351
Less:  Accumulated depreciation                                          (3,481)     (8,617)
       Reserve for decline in market value of aircraft                   (2,384)
       Net lease settlement proceeds accounted for as cost recovery         -        (3,673)
                                                                       --------    --------
                                                                          1,952       6,061
                                                                       --------    --------

Aircraft engine                                                             195         195
Less:  Accumulated depreciation                                             (97)        (68)
                                                                       --------    --------
                                                                             98         127
                                                                       --------    --------
Aircraft, net                                                          $ 26,215    $ 29,814
                                                                       ========    ========

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

                           Rents and Other Receivables

         Rents and other receivables, net were composed of the following at December 31, 1996 and 1995.

                                          1996       1995
                                        -------    -------

Rents receivable                        $   569    $   870
Advances to lessees                         324        626
Accrued interest receivable and other         7         38
                                        -------    -------
                                            900      1,534
Less:  Allowance for bad debts             (240)
                                        -------    -------
Rents and other receivables, net        $   660    $ 1,534
                                        =======    =======


                           Financial Terms of Leases

         Continental Airlines Leases During December 1988, the Partnership acquired a Boeing 727-200 advanced aircraft for a total purchase price of $8,025,000. The aircraft was originally subject to an operating lease with Continental, the term of which was scheduled to end on October 31, 1996. Rental payments were payable monthly, in advance at the rate of $81,000. In 1996, Continental and the Partnership reached an agreement to extend the lease to June 30, 1998 at a rate of $75,000 per month.

         During December 1988, the Partnership acquired a Boeing 747-100 aircraft for a total purchase price of $17,847,000. The aircraft was originally subject to an operating lease with Continental, the term of which was scheduled to expire on April 30, 1996 with rental payments payable monthly, in advance, at the rate of $269,000.

         In January 1995, Continental announced that it was grounding its Airbus Industrie manufactured aircraft and taking certain Boeing 747 aircraft out of service, including the Boeing 747 Aircraft owned by the Partnership. Continental discontinued utilizing the Aircraft, did not make any rental payments after January 1995 and returned the Aircraft to the Partnership. During the quarter ended September 30, 1995 the Partnership and Continental completed the negotiation of a lease settlement agreement ("Lease Settlement"). Under the terms of the Lease Settlement, Continental agreed to pay the Partnership the amount otherwise due under the Lease as rent for the period February 1995 to August 1995 plus a discounted amount representing the amount of rent that would have been due under the Lease for the period September 1, 1995 to April 30, 1996, the scheduled expiration date of the Lease. Continental returned the Aircraft and engines in the return condition

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

required by the Lease. On October 16, 1995 the Partnership received the Lease Settlement proceeds totaling $3,906,000.

         A substantial portion of the proceeds were accounted for under the cost recovery method reducing the Partnership's net carrying value of the aircraft. The remaining gain on the lease settlement was offset by the related management fees accrued and thus no net gain or loss was recognized on the settlement. See TWA discussion below for a further description of the Boeing 747 aircraft.

         Continental filed for Chapter 11 bankruptcy protection December 3, 1990 and had stopped making lease payments. The Partnership entered into various lease modifications and financing arrangements with Continental as a result of the bankruptcy. At December 31, 1996, the Partnership had an advance remaining to Continental of $40,000 with respect to aircraft modifications, which was repaid in early 1997.

         Trans World Airlines Lease During February 1989, the Partnership acquired a McDonnell Douglas MD-82 aircraft for a total purchase price of $21,017,000. The aircraft is subject to an operating lease with TWA. The lease, which was originally scheduled to expire on April 23, 1993 was modified and under the terms of the lease amendment was extended until October 1, 1998 with rentals payable monthly, in advance, at the rate of $185,000 per month.

         Pursuant to the lease amendment, the Partnership reimbursed TWA for $225,000 of capital improvements and advanced $750,000 to TWA to finance certain major maintenance procedures. TWA is repaying the $750,000 to the Partnership over the remaining lease term, in equal monthly installments, with interest at a fixed rate of 9.68%. At December 31, 1996, the balance of the receivable was $284,000 ($428,000 at December 31, 1995). All 1997 payments have been made by TWA when due.

         In mid-October 1994, because of operating and financial problems, TWA announced that it would seek a global restructuring of its capital by offering common stock for its debt securities, preferred stock obligations and lease deferrals negotiated with aircraft lessors such as the Partnership (the "Exchange Offer"). TWA and the Partnership agreed to a deferral of 50% of the original rent scheduled for November 1994 and 75% of the original rent scheduled from December 1994 to April 1995, with originally scheduled payments resuming in May 1995. Additionally, TWA and the Partnership reached an agreement to extend the lease of the MD-82 aircraft by six years beyond the then scheduled expiration date to October 1, 2004 at the current lease rate of $185,000 per month. All rents deferred during the November 1994 to April 1995 period were repaid with interest at 12% from the date of the deferral over an 18 month period commencing May 1, 1995. On June 30, 1995, TWA filed its prepackaged reorganization plan under Chapter 11 of the US Bankruptcy Code. On

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

August 23, 1995, the reorganization plan, which included the foregoing lease modifications, was confirmed by the Bankruptcy Court, and TWA emerged from bankruptcy. TWA has made all rental payments, advance repayments and payments of deferred rent when due. However, there can be no assurance that TWA will be able to meet its obligations in the future.

         In July, the Partnership delivered its Boeing 747-100 aircraft, formerly leased to Continental, to TWA subject to lease with a term of approximately four years. The lease provides for a monthly rent of $180,000. The Partnership commenced a scheduled maintenance check on the aircraft to prepare the aircraft for delivery. The Partnership incurred costs of approximately $1,280,000 in connection with the redelivery integration and maintenance of the 747 aircraft, of which $669,000 represented maintenance expense and $611,000 were capitalized expenditures. The aircraft was delivered to TWA on July 12, 1996 and the Partnership received a security deposit of $360,000 from TWA with respect to the lease.

         USAir Lease During March 1989, the Partnership acquired one-half of the beneficial interest in a trust ("Trust") which is the owner/lessor of a McDonnell Douglas MD-81 aircraft for a total purchase price of $9,999,000. The remaining one-half interest in the Trust is owned by Pegasus Aircraft Partners II, L.P., an affiliated partnership. Such interest is included herein on a proportional consolidation basis. The aircraft is subject to an operating lease with USAir, the term of which ends on June 1, 1998. The lease may be terminated subject to the lessee's guarantee that the Partnership will receive contractually defined minimum termination values upon remarketing of the aircraft. Rental payments are payable quarterly, in arrears, at a rate of $304,000 (for the Partnership's one-half interest in the aircraft). The lease provides for one three-year renewal option, at the same quarterly rental rate. If the lease is not renewed for the first renewal period, the lessee must make a termination payment of $1,113,000 to the Partnership. The lessee also has three additional one-year renewal options at fair market rental rates. The lessee may elect to purchase the aircraft at its fair market value at the end of any renewal term.

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

         The letter of credit has a current face amount of approximately $1.7 million. Through June 1995 the letter of credit agreement obligated the Partnership to deposit $35,000 per quarter

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

(beginning on June 1, 1992 and originally scheduled to terminate on June 1, 1997) into a restricted account at the bank ("Lender") which issued the current letter of credit. In July 1995, the Partnership restructured its borrowing arrangement with the Lender, extending the $4,000,000 commitment to May 1997. The Lender, which also separately held the cash collateral account, released its security interest in the cash collateral account and eliminated the requirement for future deposits to such account.

         Under the operating lease, the lessee, USAir, has assumed all liabilities, indemnities and obligations of the Trust to the tax lessor under the TBT lease and has agreed to indemnify the Trust for any liability, indemnity or obligation to the tax lessor under the TBT lease except for liability resulting from breaches by the Trust of covenants under the operating lease. It has not posted a letter of credit to secure this obligation. As a result of the foregoing, if the tax lessor draws on the letter of credit as a result of action by the lessee, the Partnership and Pegasus Aircraft Partners II, L.P., through the Trust will be responsible for the loss to the tax lessor until they can obtain indemnification from the lessee.

         The tax lessor is entitled to call on the letter of credit whether its loss of tax benefits is caused by Pegasus Aircraft Partners II, L.P. or the Partnership, and Pegasus Aircraft Partners II, L.P. and the Partnership have agreed to indemnify each other for any loss occasioned by the acts of the other. To date, there have been no calls against the letter of credit.

         Kiwi International Airlines Inc. - Bankruptcy The Partnership owns two Boeing 727-200 non-advanced aircraft, originally acquired on December 1988 for $6,308,000 per aircraft. In February 1994 and April 1994, the Partnership entered into leases with Kiwi each originally for a term of approximately five years with rents payable monthly in advance at $55,000 per aircraft. The leases were modified in 1995 and extended to December 31, 1999. The leases also required Kiwi to pay maintenance reserves for airframe and engines, of $250 per flight hour, which could be drawn upon by Kiwi for specific maintenance procedures. The aircraft were delivered in April and July 1994. In connection with the first Kiwi lease, the Partnership also acquired an additional aircraft engine, at a cost of $195,000, which was used as a spare by Kiwi on a utilization basis at $105 per flight hour of use. The Partnership invested an additional $3,108,000 for maintenance, aging aircraft modifications and other Kiwi requested modifications prior to delivery, $580,000 of which was funded by return condition settlement payments from the prior lessee. The leases allowed Kiwi to request that the aircraft be hushkitted by the Partnership at a cost of approximately $1.9 million each to obtain Stage 3 noise abatement status or terminate the lease.

         In June 1996, Kiwi agreed with the FAA to ground 25% of its fleet due to certain pilot training handbook deficiencies. In August 1996, Kiwi and the FAA resolved the deficiencies and Kiwi returned to full capacity. In addition to the FAA grounding, Kiwi was also negatively impacted

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

by the market reaction to the ValuJet incident. During 1996, Kiwi did not meet its financial goals. In July 1996, an institutional investor had options to invest $4,000,000 in return for a convertible note due in March 1997, for up to 32% of Kiwi's common stock and two seats on Kiwi's Board of Directors. The institutional investor has options to invest an additional $6,000,000 in convertible preferred stock which expire in March 1997. Existing shareholders (including directors and employees) were given the opportunity to make additional investments.

         Kiwi requested and was granted by the Partnership a deferral of its August 1996 rental and July 1996 maintenance payments. Kiwi was also unable to make its September rental and August maintenance payments and was placed in default by the Partnership.

         In late September, Kiwi proposed a restructuring of its obligations with certain creditors, including the Partnership. On September 30, 1996, Kiwi filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code ("Bankruptcy Code") and did not make any subsequent payments. The Kiwi leases accounted for approximately 19% of the Partnership's rental revenue and the aircraft had net book values aggregating approximately $4,000,000 after reflecting a provision for market decline of $150,000 at December 31, 1996. The Partnership currently holds maintenance deposits aggregating approximately $1,627,000, which the Partnership believes are not sufficient to complete work required on the aircraft and the related engines to meet lease return conditions and make the aircraft marketable. On October 15, 1996, Kiwi ceased scheduled flight operations while still exploring financial alternatives. The Court approved Kiwi's motion to reject both leases as of November 15, 1996. The Partnership provided an allowance for bad debts in the amount of $240,000 relating to amounts due from Kiwi as of the bankruptcy date and did not record any revenue from Kiwi beyond that date. The Partnership recovered the aircraft in late 1996. Kiwi obtained debtor-in-possession financing and started up operations in early 1997.

         The Partnership has a claim against Kiwi for all unpaid items in connection with the leases as well as rejection damages. The Partnership filed an adversarial complaint seeking the Bankruptcy Court's authority to utilize the maintenance reserves held ($1.6 million). The parties are in settlement discussions with a hearing date scheduled for June 1997. The Partnership is also involved in litigation within the Kiwi bankruptcy with the company who acted as Kiwi's engine manager regarding each party's compliance with a settlement agreement entered into to facilitate the recovery of the aircraft.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

Nations Air

         On December 31, 1996, the Partnership delivered a 727-200, formerly leased to Kiwi, to Nations Air, Inc. ("Nations") subject to a lease for a term of approximately 36 months at a lease rate of $65,000 per month. Nations is also required to make initial maintenance reserve payments of $347 per flight hour (to be reduced thereafter and used only for specific maintenance) and is obligated to complete the next phase "C" check without reimbursement from maintenance reserves.

         At the time of its delivery to Nations, one of the installed engines belonged to Pegasus Aircraft Partners II, L.P., an affiliated partnership, and the other two engines belonged to affiliates of the Managing General Partner. The Partnership will pay those entities for their share of the rents (in the aggregate $45,000 per month plus related reserves) while using such engines. The Partnership purchased five engines in July 1997 (see Note 11, "Subsequent Events"), three of which will be installed on the aircraft when the aircraft is put in for its next maintenance service which is scheduled for late April-May 1997.

         General The aircraft leases are principally triple net leases. As such, during the terms of leases, the lessees are required to pay substantially all expenses associated with the aircraft and in the case of Kiwi and Nations, also funded or will fund certain maintenance expenses through hourly maintenance reserves paid monthly.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

                               Significant Lessees

         The Partnership leased its aircraft to four different airlines during 1996, excluding Nations, to which the Partnership delivered an aircraft on December 31, 1996. Revenues from airlines which accounted for greater than 10% of the Partnership's total rental revenues during 1996, 1995 and 1994 are as follows:

                                        PERCENTAGE OF RENTAL REVENUES
AIRLINES                                 1996      1995      1994
--------                                 ----      ----      ----
Trans World Airlines, Inc.               49.0%     36.5%     26.0%
Kiwi International Air Lines, Inc.       18.8      23.2       --
USAir, Inc.                              18.4      20.0      14.2
Continental Airlines, Inc.               13.8      20.3      49.2

Such percentages excluded the lease settlement payment received from Continental in 1995 with respect to the 747-100 previously leased to them. The percentages for 1996 include revenues generated by aircraft leased to Kiwi for which an allowance for bad debts was provided.

                          Future Minimum Rental Income

         The following is a schedule by year of future minimum rental income under the leases as of December 31, 1996 (in thousands):

                Year                              Amount
                ----                             -------
                1997                              $ 7,091
                1998                                6,824
                1999                                6,374
                2000                                4,580
                2001                                2,827
                Thereafter                          5,975
                                                  -------
                    Total                         $33,671
                                                  =======

         The above schedule of future minimum rental income does not include the rental income which would result from the renewal of existing leases or the re-leasing of aircraft, except for the initial three-year renewal period (June 1998 to June 2001) for the McDonnell Douglas MD-81 aircraft under lease to USAir, Inc. This renewal is included since USAir must make a termination payment $1,113,000 if the renewal is not exercised.

         The Partnership operates in one industry, the leasing of used aircraft to commercial airlines.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

6. TRANSACTIONS WITH AFFILIATES

         Management Fees The General Partners earn a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees paid. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. During the years ended December 31, 1996, 1995, 1994, the General Partners earned base management fees of $93,000, $148,000 and $126,000, respectively.

         The General Partners also earn a quarterly subordinated incentive management fee in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees), of which 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. During the years ended December 31, 1996, 1995 and 1994, the General Partners earned incentive management fees of $221,000, $426,000 and $365,000, respectively.

         Re-lease Fee The General Partners earn a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is received. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. During the years ended December 31, 1996, 1995 and 1994, the General Partners earned $145,000, $124,000, and $110,000, respectively of re-lease fees.

         Beginning January 1, 1995 and for the year ended December 31, 1995, the Administrative General Partner deferred the receipt of management fees and re-lease fees earned which aggregated $273,000. As part of the class action settlement (discussed more fully in Footnote 9, "Litigation"), these fees as well as all 1996 and future fees and distributions earned by the Administrative General Partner have been assigned by an affiliate to an escrow account for the benefit of the class action members.

         Accountable Expenses The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. Such reimbursable expenses amounted to $50,000 in 1996, 1995 and 1994, respectively, all of which were paid to or accrued for the Administrative General Partner.

         Other In 1994, the Partnership acquired an aircraft engine from Pacific Aviation Holding Company, an affiliate of the Managing General Partner, at a purchase price of $195,000. The purchase price paid by the Partnership was equal to Pacific Aviation Holding Company's actual cost of the engine.

                        PEGASUS AIRCRAFT PARTNERS, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1996



         During 1996, the Partnership incurred costs totaling $217,000 associated with the work performed on the Boeing 747 leased to TWA and the work performed on the Boeing 727 prior to delivery to Nations. Of this amount, $56,000 was paid to an affiliate of the Managing General Partner and $161,000 was paid to a company owned by the three directors of the Managing General Partner.

         During 1996, the Partnership received an advance rental payment from Nations of $65,000 of which $45,000 was payable to an affiliated partnership and to affiliates of the Managing General Partner with respect to the three engines which were installed on the aircraft delivered to Nations (see Note 5, "Aircraft under Operating Leases", for further discussion).

7. NOTES PAYABLE

         During April 1994, the Partnership established a loan facility with an unaffiliated, third-party lender ("Lender"), which was collateralized by the Partnership's one-half interest in the McDonnell Douglas MD-81 aircraft leased to US Airways Group, Inc. ("USAir") and the Partnership's Boeing 747-100 aircraft leased to Continental. Under the terms of the loan agreement, the Partnership was entitled to borrow up to $4,000,000, the commitment for which expired on May 1, 1995. The loan agreement required a commitment fee on the unborrowed funds of .5% per annum payable quarterly. There were no compensating balance requirements. The Partnership had an option for a fixed (market interest rate on the U.S. Treasury bond with a similar maturity plus 2.75%) or floating (the Lender's prime rate plus 1.5%) rate of interest.

         In July 1995, the Partnership and the Lender completed an extension of the commitment. Under the new agreement, the aggregate commitment will remain at $4,000,000, the Partnership's ability to borrow under the facility was extended until May 1, 1997 and the floating interest rate charged under the facility was reduced to the Lender's prime rate plus .5% (8.75% at December 31, 1996). The Lender released the Boeing 747-100 aircraft as collateral under the loan and received as substitute collateral a perfected security interest in the Partnership's MD-82 aircraft leased to TWA. Through December 31, 1996, the Partnership had borrowed an aggregate of $2,150,000 pursuant to the loan agreement, of which $1,218,000 and $2,000,000 were outstanding at December 31, 1996 and December 31, 1995, respectively. (See also Note 11, "Subsequent Events" for additional change to the loan facility.)

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

         Based upon the outstanding borrowings at December 31, 1996, the required repayment schedule is as follows (in thousands):

                                      Year                           Amount
                                      ----                          --------
                                       1997                          $    442
                                       1998                               481
                                       1999                               295
                                                                     --------
                                                                     $  1,218
                                                                     ========



8.  RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

         The following is a reconciliation of the net income as shown in the accompanying financial statements to the taxable income reported for federal income tax purposes (in thousands):

                                                                           1996           1995         1994
                                                                          ------         ------       ------
Net income per financial statements                                       $  711        $   880       $  426
Increase (decrease) resulting from:
    Depreciation                                                             456         (2,037)        (613)
    Reserves for maintenance costs and
      decline in market value of aircraft                                    150            500        1,745
    Allowance for bad debts provided for book                                240              -            -
    Aircraft expenditures capitalized for tax, net                           514              -            -
    Continental lease settlement proceeds accounted
      for as cost recovery                                                     -          3,673            -
    TBT interest income less
      TBT rental expense                                                    (742)          (591)        (470)
    Maintenance reserves collected and related interest
      net of expenditures                                                    492            613          522
    Deferred rental income                                                   (39)           218         (182)
    Other                                                                    (53)            43           53
                                                                          ------         ------       ------
Taxable income per federal income tax return                              $1,729        $ 3,299       $1,481
                                                                          ======         ======       ======

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

         The following is a reconciliation of the amount of the Partnership's total Partnership equity as shown in the accompanying financial statements to the tax bases of the Partnership's net assets (in thousands):

                                                                          1996           1995              1994
                                                                         -------        -------          -------
Total Partnership equity per financial statements                       $ 25,423       $ 31,176         $ 37,770
Increase (decrease) resulting from:
   Commissions and expenses paid in connection with the sale
     of limited partnership units                                          8,441          8,441            8,441
   Reserves for maintenance costs and decline in market value of aircraft including Continental lease settlement,
     accounted for as cost recovery                                        9,170          9,020            4,947
   Allowance for bad debts                                                   240              -                -
   Aircraft expenditures capitalized for tax, net                            514              -                -
   Distributions payable to partners                                       1,648          1,616            1,818
   Deferred rental income                                                    179            218                -
   Accumulated depreciation                                              (20,611)       (21,067)         (19,030)
   TBT interest income less TBT rental expense                            (3,023)        (2,281)          (1,690)
   Maintenance  reserves payable                                           1,627          1,255              522
   Other                                                                      58             (8)             (31)
                                                                        --------       --------         --------
Tax bases of net assets                                                 $ 23,666       $ 28,370         $ 32,747
                                                                        ========       ========         ========


9. LITIGATION

         In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York "District Court" concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and PaineWebber Group, Inc. (together, "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re: PaineWebber Limited Partnerships Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Air Transport Leasing, Inc., an affiliate of PaineWebber and the Administrative General Partner in the Partnership ("Administrative General Partner").

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

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

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

         On May 30, 1995, the District Court certified class action treatment of the plaintiffs' claims in the New York Limited Partnership Actions.

         In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties agreed to settle the case. A definitive settlement was signed in July 1996 and in March 1997, the District Court approved the settlement as fair and reasonable. Under the terms of the settlement, PaineWebber agreed to pay $125 million and additional consideration to class members.

         In April 1995, two investors in the Pegasus limited partnerships filed a purported class action in the Circuit Court of the State of Illinois for Cook County entitled Robert M. Jacobson, et al. v. PaineWebber, Inc., et al., making allegations substantially similar to those in the New York Limited Partnership Actions, but limited in subject matter to the sale of the Pegasus partnerships, and without a RICO claim. The plaintiffs in the Jacobson case simultaneously remained as participants in the New York Limited Partnership Actions, and challenged the proposed settlement of these cases. Their objections were overruled when the District Court approved the class action settlement with respect to the New York Limited Partnership Actions. The Illinois case has been dismissed.

         Three actions were filed in the District Court for Brazoria County, Texas, relating to the sale and sponsorship of interests in the Partnership and an affiliated partnership. The complaints make state law claims, specifically, common law fraud, conspiracy, violations of section 27.01 of the Texas Business and Commerce Code, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty, violations of the Texas Securities Act, and violations of the Texas Deceptive Trade Practices Act. The plaintiffs seek unspecified damages, including attorneys' fees, reimbursement for all sums invested by them in the partnerships, exemplary damages, and treble damages under the Texas Deceptive Trade Practices Act. All three actions have been removed to federal court and two have been transferred to the District Court and consolidated under the title, Mallia vs. PaineWebber, Inc. The third action has been dismissed with the consent of the parties on the grounds that it is duplicative of the two actions now before the federal court in New York.

                        PEGASUS AIRCRAFT PARTNERS, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1996


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

         In June 1996, counsel for the Abbate plaintiffs instituted two additional actions containing allegations nearly identical to those set forth in Abbate. Bandrowski v PaineWebber Incorporated, et al, was filed in California Superior Court and Barstad v. PaineWebber Incorporated, et al, was filed in Arizona Superior Court. Collectively, the two additional actions are brought by approximately 50 plaintiffs and seek compensatory damages of approximately $4 million plus punitive damages. In March 1997, all of these actions were settled.


         Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber and its affiliates, including the Administrative General Partner were entitled to indemnification from the Partnership for expenses and liabilities in connection with the above actions. PaineWebber and its affiliates have agreed to not seek any indemnification from the Partnership for any amounts payable in connection with the New York Limited Partnership Actions. The General Partners do not believe that the settlement of Abbate, Bandrowski and Barstad actions will have a material effect on the Partnership's financial statements, taken as a whole.

         On September 30, 1996, Kiwi filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy code and the Partnership recovered the aircraft. The partnership has a claim against Kiwi for all unpaid items under the leases as well as rejection damages. The Partnership filed an adversarial complaint seeking the Bankruptcy court's authority to use certain maintenance reserves ($1.6 million) collected from Kiwi. The parties are in settlement discussions with a hearing date scheduled for June 1997. The Partnership is also involved in a litigation with the Kiwi bankruptcy with the company that acted as Kiwi's engine manager regarding each party's compliance with a settlement agreement entered into to facilitate the recovery of the aircraft.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

         On December 5, 1996, an action was filed in the Court of Chancery of the State of Delaware in New Castle County entitled "Equity Resources Cambridge Fund v. Pegasus Aircraft Partners, L.P. et al. The named defendants include the Partnership and its general partners. Equity Resources Cambridge Fund seeks access to the list of limited partners of the Partnership. On January 2, 1997 defendants answered the complaint, denying the substantive allegations thereof and asserting several affirmative defenses. The parties are in pre-trial discovery. It is impossible to predict the outcome of this litigation, however, the General Partners do not believe that the outcome will have a material effect on the Partnership's financial statements, taken as a whole.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value of certain financial instruments, whether or not reported in the balance sheet. Where quoted market prices are available the values are based on estimates using present value or other valuation techniques. The results are significantly affected by the assumptions used including the discount rate and estimates of future cash flows. In addition, because SFAS No. 107 excludes certain assets such as leased aircraft owned by the Partnership from its disclosure requirements, the aggregate fair value amounts discussed below do not purport to represent and should not be considered representative of the underlying market value of the Partnership.

         The methods and assumptions used to estimate the fair value of each class of the financial instruments are described below.

         Cash Equivalents. For cash equivalents, carrying value approximates fair value due to its short term nature.

         Rents and other receivables. For rents and other receivables, carrying value approximates fair value due to its short term nature.

         Notes payable. For notes payable, carrying value approximates fair value based on current rates offered for notes of the same remaining maturities.

         Distribution to partners. For distribution to partners, carrying value approximates fair value.

         Accounts payable and accrued expenses payable to affiliates, and accrued interest payable. For accounts payable and accrued expenses payable to affiliates, and accrued interest payable, carrying value approximates fair value due to its short term nature.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

11. SUBSEQUENT EVENTS

         A. In February 1997, the Partnership purchased five Pratt and Whitney JT8D-7 engines from an unaffiliated third party for a purchase price of $2,150,000 plus six engine cores which required overhaul. The cores represented the six original engines on the two aircraft formerly leased to Kiwi which were recovered in December 1996. The Partnership borrowed the purchase price from its Lender. Under the terms of the borrowing the Partnership will pay interest at a rate of 1.50% over the Lender's prime rate of interest monthly for one year, at which time the entire principal will be due. In connection with this financing, the interest rate on the Partnership's other borrowings was increased from .50% over the prime rate of interest to 1.50% over prime.

         B. In February 1997, the Partnership entered into an agreement in principle to lease the former Kiwi 727 aircraft to a start-up airline, Sky Trek. The agreement in principle provides for a lease term of 60 months with a lease rate of $95,000 per month. The lessee is required to provide a lease deposit of $190,000 and will be obligated to fund maintenance reserves, in the aggregate, at a rate of $325 per flight hour. The Partnership will be required to complete the "C" check phase currently due at a budgeted cost of approximately $800,000 and to purchase a hushkit at a cost of approximately $1,900,000. The Partnership anticipates obtaining additional borrowings to finance such amounts. The Partnership is negotiating a new borrowing facility with an unaffiliated third party lender and reached an agreement in principle with respect to a new borrowing facility. Under the terms of the agreement in principal, the Partnership will be able to borrow up to $7,500,000 at an interest rate of 1% over the lender's prime rate of interest. The lender's commitment (loan term) will be for thirty-six months, at which time all outstanding principal will be due. The loan will be collateralized by the Partnership's interest in the MD-82 aircraft leased to TWA. During the loan term, the Partnership will be obligated to pay interest on a monthly basis and will also be required to maintain a minimum borrowing outstanding of $2,000,000. A portion of the proceeds will be used to retire other outstanding debt.

         C. In March 1997, the Partnership sold the spare engine, formerly leased to Kiwi, to an unaffiliated third party for $275,000. The engine, which was purchased in March 1994 for $195,000, had a net book value of $98,000 at December 31, 1996.

                                    PART III


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There were no changes in accountants or disagreements with accountants with respect to accounting or financial disclosure issues during 1996 or 1995.

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

         Richard S. Wiley, age 43, is President and Chairman of the Board of the Managing General Partner and Pegasus Capital Corporation, which was formed in 1988. Prior to forming Pegasus Capital Corporation, Mr. Wiley was a Vice President of CIS Corporation ("CIS"), a wholly-owned subsidiary of Continental Information Systems Corporation ("Continental") for the period 1986 to 1988. Mr. Wiley originated aircraft transactions throughout the world and sold aircraft to third-party investors. From 1985 to 1986, Mr. Wiley worked as Treasurer of Caterpillar Capital Company in San Diego, California. From 1983 to 1985, he served as Managing General Partner and President of RAM Financial Corporation in Houston, Texas, an equipment leasing venture capital company. Prior to joining RAM, he worked for GATX Leasing Corporation as a District Manager from 1980 to 1983. Mr. Wiley received a B.S. degree from the Indiana University School of Business and an M.B.A. from the University of California, Los Angeles.

         Richard W. Doust, age 53, is an Executive Vice President, Assistant Secretary and Director of the Managing General Partner and Pegasus Capital Corporation. He is also a co-founder of Cirrus Capital Corporation of Florida ("CCCF") and Cirrus Capital Corporation ("Cirrus"), both of which were formed in October 1989 to engage in aircraft and other financing activities. Under dual capacity as President of Cirrus and Vice President of CCCF, Mr. Doust, along with Mr. Harding-Brown (see below), was responsible for the day-to-day operations for these companies including origination, finance and aircraft sales transactions totaling $225,000,000 involving

DC-10s, MD-80s, 737-300s, 727s and other aircraft. Mr. Doust has 31 years of varied experience within the aviation and finance industries dating back to 1966. Prior to forming Cirrus, Mr. Doust was with Security Pacific Leasing Corporation from 1983 to 1989 as head of the Aviation Division. In that position, he purchased and sold all aircraft types. From December 1978 to 1982, Mr. Doust was director of aircraft marketing and air agreements for World Airways. Mr. Doust holds an MBA from Golden Gate University (1982) in International Business (finance) and a BA from the University of San Francisco
(1966). He has a Commercial Pilots License, and has been awarded the Air Medal with Bronze Star and Distinguished Flying Cross by the U.S. Government. He also holds both Series 7 and Series 24 licenses as a registered principal with Pegasus Securities Corporation, an NASD member firm.

         Gregory Harding-Brown, age 41, is an Executive Vice President, Assistant Secretary, Treasurer and Director of the Managing General Partner and Pegasus Capital Corporation. He is a co-founder of Cirrus Capital Corporation of Florida ("CCCF") and Cirrus Capital Corporation ("Cirrus"), both of which were formed in October 1989 to engage in aircraft and other financing activities. Under dual capacity as Executive Vice President of Cirrus and Vice President of CCCF, Mr. Harding-Brown, along with Mr. Doust (see above), was responsible for the day-to-day operations for these companies including origination, finance, equity sales and lease analysis transactions totaling $225,000,000. Prior to forming Cirrus, Mr. Harding-Brown was with Security Pacific Leasing Corporation from 1983 to 1989. He was responsible for more than $450 million in financing on all types of aircraft and transportation equipment. From 1980 to 1983, he held various positions with financial service companies. Mr. Harding-Brown holds a BA from the University of California at Berkeley in Political Economy of Industrial Societies (International Economics). He also holds both Series 7 and Series 24 licenses as a registered principal with Pegasus Securities Corporation, an NASD member firm.

         Carol L. Chase, Esq., age 44, is a Senior Vice President, General Counsel and Secretary of the Managing General Partner and Pegasus Capital Corporation. She is responsible for providing legal counsel for all aspects of capital equipment leasing, financing and placement. Prior to joining Pegasus, from 1987 to 1988, Ms. Chase was Senior Corporate Counsel at CIS where she provided legal counsel for transactions involving aircraft and related equipment. From 1981 to 1987, Ms. Chase was legal counsel at Transamerica Airlines where she was responsible for the legal negotiation and documentation for the purchase, sale, lease and finance of aircraft and aircraft-related equipment. Ms. Chase received a B.A. degree from California State University, Hayward and a J.D. degree from the University of California, Davis. She is a member of the State Bar of California, the American Bar Association, and the American Corporate Counsel Association.

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

         Gerald F. Goertz, Jr., age 39, is Chairman of the Board of Directors of the Administrative General Partner. Mr. Goertz joined PaineWebber Incorporated in December 1990 and holds the position of Senior Vice President and Director of Specialized Investment Services. Prior to joining PaineWebber Incorporated, Mr. Goertz was associated with CG Realty Advisors and The Freeman Company. He received his Bachelor of Arts degree in Business Administration in 1979 from Vanderbilt University and his Juris Doctorate and Masters of Business Administration from Memphis State University in 1982.

         Clifford B. Wattley, age 47, is President and a Director of the Administrative General Partner. Mr. Wattley is a Corporate Vice President with PaineWebber Incorporated, having joined the firm in 1986. He also was employed previously by Paine, Webber, Jackson & Curtis from 1979 to 1980. From 1986 to 1992, Mr. Wattley participated in PaineWebber's Principal Transactions Group. Since 1992, Mr. Wattley has been a member of the Private Investment Department. He holds a Bachelor of Science degree in engineering from Columbia University and a Masters in Business Administration from Harvard University.

         Stephen R. Dyer, age 37, is a Vice President, Assistant Secretary and a Director of the Administrative General Partner. He joined PaineWebber Incorporated in June 1988 as a Divisional Vice President and is currently a Corporate Vice President and Director of Private Investments. Prior to joining PaineWebber Incorporated, Mr. Dyer had been employed, since June 1987, as an Assistant Vice President in the Retail National Products Group of L.F. Rothschild & Co. Incorporated. Prior to joining L.F. Rothschild he was employed, beginning in January 1985, as an Associate in the Real Estate Department of Thomson McKinnon Securities Inc. From July 1981 to August 1983, Mr. Dyer was on the audit staff of the accounting firm of Arthur Young & Company. He received his Bachelor of Science degree in Accounting in 1981 from Boston College and a Masters of Business Administration from Indiana University in December 1984. Mr. Dyer is a Certified Public Accountant.

         Joseph P. Ciavarella, age 41, is a Vice President, Secretary, Treasurer and Chief Financial and Accounting Officer of the Administrative General Partner. He joined PaineWebber Incorporated in May 1994 as a Corporate Vice President. Prior to joining PaineWebber Incorporated, he was affiliated with Aviation Capital Group in the area of aircraft finance. He was associated with Integrated Resources, Inc. from 1983 to 1993 as a first vice president as well as a divisional senior vice-president and chief financial officer of the equipment leasing, aircraft finance and venture capital groups. He has a Bachelor of Business Administration degree in Accounting from Hofstra University and is a Certified Public Accountant.

Item 11. Executive Compensation No compensation was paid by the Partnership to the officers and directors of the General Partners. See Item 13 of this Report, "Certain Relationships and Related Transactions", which is incorporated herein by reference, for a description of the compensation and fees paid to the General Partners and their affiliates by the Partnership during 1996.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         (a) As of the date hereof, no person is known by the Partnership to be the beneficial owner of more than 5% of the Units of the Partnership. The Partnership has no directors or officers, and neither of the General Partners of the Partnership owns any Units. The Assignor Limited Partner for the Partnership, Pegasus Assignor L.P.A., Inc. (an affiliate of the Managing General Partner), owns 5 Units. Additionally, as of December 31, 1996, ATL Inc., an affiliate of the Administrative General Partner owns approximately 69,016 Units as the result of legal settlements with various limited partners.

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

         (b) The following table sets forth the number of Units beneficially owned as of March 1, 1997, by directors of the Managing General Partner and the Administrative General Partner and by all directors and officers of such corporations as a group:

                                                                           Number
                                                                          of Units
                                                                        Beneficially                   Percent
                                    Name                                    Owned                     of Class
                                    ----                                    -----                     --------
                           Managing General Partner
                           ------------------------
                           Richard S. Wiley                                 3,216                         *
                           Richard W. Doust                                 5,234                         *
                           Gregory Harding-Brown                            3,396                         *

                           Administrative General Partner
                           ------------------------------
                           None
                           All directors and officers
                             as a group (3 persons)                        11,846                         *

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

         Following is a summary of the amounts paid, or payable, to the General Partners and their affiliates during 1996.

         Base Management Fee The General Partners receive a quarterly subordinated fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees paid. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. During 1996, the General Partners earned base management fees of $93,000.

         Incentive Management Fee The General Partners also receive a quarterly subordinated fee, in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees), of which 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. During 1996, the General Partners earned incentive management fees of $221,000.

         Re-lease Fee The General Partners receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is received. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. During 1996 the General Partners earned re-lease fees of $145,000.

         Beginning January 1, 1995 and for the year ended December 31, 1995, the Administrative General Partner deferred the receipt of management fees and re-lease fees which aggregated $273,000. As part of the class action settlement (discussed more fully in footnote 9, "Litigation"), these fees as well as all 1996 and future fees and distributions earned by the Administrative General Partner has been assigned by an affiliate to an escrow account for the benefit of the class action members.

         Accountable Expenses The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. Such reimbursable expenses amounted to $50,000 during 1996, all of which was paid or is payable to the Administrative General Partner.

         Other In 1994, the Partnership acquired an aircraft engine from Pacific Aviation Holding Company, an affiliate of the Managing General Partner, at a purchase price of $195,000. The purchase price paid by the Partnership was equal to Pacific Aviation Holding Company's actual cost of the engine.

         During 1996, the Partnership incurred costs totaling $217,000 associated with the work performed on the 747 leased to TWA and the work performed on the 727 prior to delivery to Nations. Of this amount, $56,000 was paid to an affiliate of the Managing General partner and $161,000 was paid to a company owned by the three directors of the Managing General partner.

         During 1996, the Partnership received an advance rental payment from Nations of $65,000 of which $45,000 was payable to an affiliated partnership and to affiliates of the Managing General Partner with respect to the three engines which were installed on the aircraft delivered to Nations (see Item 8, Financial Statements, Note 5, "Aircraft Under Operating Leases" for further discussion).

         Partnership Interest In the aggregate, the General Partners received or were entitled to receive cash distributions of $64,000 as their allocable share of distributable cash flow for 1996. In addition, $17,000 of the Partnership's net taxable income for 1996 was allocated to the General Partners.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)      The following documents are filed as part of this Report:

                  1.       Financial Statements: (Incorporated by reference to
                           Item 8 of this Report, "Financial Statements and Supplementary Data").

                  (b) During the fourth quarter of 1996, the Partnership filed a Form 8-K dated September 30, 1996 reporting the bankruptcy of a significant lessee, Kiwi International Air Lines, Inc. and a Form 8-K dated November 22, 1996 reporting the net asset value per unit at September 30, 1996 and the Partnership's Safe Harbor policy regarding sale of units.

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

                  (c) Stipulation and Order, dated June 19, 1991, among Continental Airlines, Inc., New York Airlines, Inc., Bay Air Lease I, Cirrus Capital Corporation of Florida, Bay Air Lease III, Meridian Trust Company, as Owner Trustee, IAL Aircraft Acquisitions, Inc., Pegasus Aircraft Partners II, L.P., Pegasus Capital Corporation, IAL Aviation Resources, Inc., Aircraft Leasing, Inc., Pegasus Aircraft Partners, L.P., Gilman Financial Services, Inc. and First Security Bank of Utah, as Owner Trustee concerning various aircraft and aircraft engines. Filed as Exhibit 19.1(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.*

                  (d) Agreed Order, dated July 3, 1991, in connection with approval of Stipulation and Order, dated June 19, 1991, among Continental Airlines, Inc., New York Airlines, Inc., Bay Air Lease I, Cirrus Capital Corporation of Florida, Bay Air Lease III, Meridian Trust Company, as

                           Owner Trustee, IAL Aircraft Acquisitions, Inc., Pegasus Aircraft Partners II, L.P., Pegasus Capital Corporation, IAL Aviation Resources, Inc., Aircraft Leasing, Inc., Pegasus Aircraft Partners, L.P., Gilman Financial Services, Inc. and First Security Bank of Utah, as Owner Trustee concerning various aircraft and aircraft engines. Filed as Exhibit 19.1(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.*

                  (e) Supplemental Stipulation and Order, dated December 30, 1992, among Continental Airlines, Inc., Bay Air Lease I, Cirrus Capital Corporation of Florida, Bay Air Lease III, Aviation Assets I, Aviation Assets II, Aviation Assets III, Aviation Assets IV, IAL Aircraft Acquisitions, Inc., Pegasus Aircraft Partners II, L.P., Pegasus Capital Corporation, IAL Aviation Resources, Inc., Pegasus Aircraft Partners, L.P., Gilman Financial Services, and First Security Bank of Utah, as Owner Trustee concerning various aircraft and aircraft engines. Filed as Exhibit 10.2(e) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.*

                  (f) Lease termination agreement dated October 16, 1995, between Continental Airlines, Inc. and First Security Bank of Utah, N.A. as trustee of a trust in which Pegasus Aircraft Partners, L.P. is the sole beneficiary with respect to the lease of the 747-143 aircraft.*

                  10.3(a) Trust Agreement 735, dated as of September 26, 1988 by and between Seller and Owner Trustee providing for, among other things, the acquisition of one Boeing Model 727-224 aircraft (the "Aircraft"), and concurrently therewith leasing the Aircraft to Continental Airlines, Inc. ("Lessee"). Filed as
                           Exhibit 10.4(b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.*

                  (b) Lease Agreement 735, dated as of September 26, 1988 by and between Owner Trustee and Lessee. Filed as
                           Exhibit 10.4(d) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.*

                  (c) Stipulation and Order, dated June 19, 1991, among Continental Airlines, Inc., New York Airlines, Inc., Bay Air Lease I, Cirrus Capital Corporation of Florida, Bay Air Lease III, Meridian Trust Company, as Owner Trustee, IAL Aircraft Acquisitions, Inc., Pegasus Aircraft Partners II, L.P., Pegasus Capital Corporation, IAL Aviation Resources, Inc., Aircraft Leasing, Inc., Pegasus Aircraft Partners, L.P., Gilman Financial Services, Inc. and First Security Bank of Utah, as Owner Trustee concerning various aircraft and aircraft engines. Filed as Exhibit 19.1(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.*

                  (d) Agreed Order, dated July 3, 1991, in connection with approval of Stipulation and Order, dated June 19, 1991, among Continental Airlines, Inc., New York Airlines, Inc., Bay Air Lease I, Cirrus Capital Corporation of Florida, Bay Air Lease III, Meridian Trust Company, as Owner Trustee, IAL Aircraft Acquisitions, Inc., Pegasus Aircraft Partners II, L.P., Pegasus Capital Corporation, IAL Aviation Resources, Inc., Aircraft Leasing, Inc., Pegasus Aircraft Partners, L.P., Gilman Financial Services, Inc. and First Security Bank of Utah, as Owner Trustee concerning various aircraft and aircraft engines. Filed as Exhibit 19.1(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.*

                  (e) Supplemental Stipulation and Order, dated December 30, 1992, among Continental Airlines, Inc., Bay Air Lease I, Cirrus Capital Corporation of Florida, Bay Air Lease III, Aviation Assets I, Aviation Assets II, Aviation Assets III, Aviation Assets IV, IAL Aircraft Acquisitions, Inc., Pegasus Aircraft Partners II, L.P., Pegasus Capital Corporation, IAL Aviation Resources, Inc., Pegasus Aircraft Partners, L.P., Gilman Financial Services, and First Security Bank of Utah, as Owner Trustee concerning various aircraft and aircraft engines. Filed as Exhibit 10.3(e) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.*

                  (f) Amendment No. 1 to Lease Agreement 735 dated as of February 28, 1997 between the Owner Trustee and Continental Airlines, Inc.

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

                  (b) Agreement pursuant to Section 168(f)(8) of the Internal Revenue Code of 1954, as Amended between Pacific Southwest Airlines and General Mills, Inc. Filed as Exhibit 19.3(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1989.*

                  (c) Assumption Agreement, dated March 22, 1989, among Pegasus Capital Corporation, a California corporation ("PCC"), the Purchaser, Concord Asset Management, Inc., a Delaware corporation ("CAMI") and the Registrant. Filed as Exhibit 19.3(e) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1989.*

                  (d) Participation Agreement, dated September 21, 1989, among Registrant, First Security Bank of Utah, a national association (the "Owner Trustee"), CAMI and Pegasus Aircraft Partners II, L.P., a Delaware limited partnership. Filed as Exhibit 19.2(e) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1989 for Pegasus Aircraft Partners II, L.P. (Commission File No. 33-28359).*

                  (e) Amended and Restated Reimbursement Agreement, dated September 21, 1989, between the Registrant and CAMI. Filed as Exhibit 19.2(f) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1989 for Pegasus Aircraft Partners II, L.P. (Commission File No. 33-28359).*

                  (f) Amended and Restated Security Agreement, dated September 21, 1989, between the Registrant and CAMI. Filed as Exhibit 19.2(h) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1989 for Pegasus Aircraft Partners II, L.P. (Commission File No. 33-28359).*

                  (g) Security Agreement, dated September 21, 1989, between the Registrant and Pegasus Aircraft Partners II, L.P. Filed as Exhibit 19.2(j) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1989 for Pegasus Aircraft Partners II, L.P. (Commission File No. 33-28359).*

                  (h) Security Agreement, dated September 21, 1989, between Pegasus Aircraft Partners II, L.P. and the Registrant. Filed as Exhibit 19.2(k) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1989 for Pegasus Aircraft Partners II, L.P. (Commission File No. 33-28359).*

                  (i) Trust Agreement 814, dated as of March 10, 1989, among PCC, as Beneficiary, the Registrant, as Beneficiary, and the Owner Trustee. Filed as Exhibit 19.3(i) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1989.*

                  (j) First Amendment to Trust Agreement 814, dated September 21, 1989, among Pegasus Aircraft Partners II, L.P., as Beneficiary, the Registrant, as Beneficiary and the Owner Trustee. Filed as Exhibit 19.2(m) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1989 for Pegasus Aircraft Partners II, L.P. (Commission File No. 33-28359).*

                  (k) Letter of Credit Agreement, dated as of April 30, 1992, between First Security Bank of Utah as Owner Trustee and Philadelphia National Bank, Incorporated, as CoreStates Bank, N.A. Filed as Exhibit 10.1(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.*

                  (l) Assumption Agreement, dated April 30, 1992, among Pegasus Aircraft Partners, L.P. and Pegasus Aircraft Partners II, L.P. as Obligors and Philadelphia National Bank, Incorporated, as CoreStates Bank, N.A. Filed as Exhibit 10.1(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.*

                  (m) Security Agreement and Assignment of lease, dated as of April 30, 1992, between First Security Bank of Utah, National Association as Owner Trustee and Philadelphia National Bank, Incorporated, as CoreStates Bank, N.A. Filed as Exhibit 10.1 (c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992. *

                  (n) Assignment of Collateral, dated as of April 30, 1992, between Pegasus Aircraft Partners, L.P. and Philadelphia National Bank, Incorporated, as CoreStates Bank, N.A. Filed as Exhibit 10.1(d) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992. *

                  10.6(a) Loan Agreement, dated April 22, 1994, between Pegasus Aircraft Partners, L.P. and Philadelphia National Bank, Incorporated as CoreStates Bank, N.A..*

                  (b) Promissory Note, dated April 22, 1994, made by Pegasus Aircraft Partners, L.P. in favor of Philadelphia National Bank Incorporated as CoreStates Bank, N.A.*

                  (c) Security Agreement and Assignment of lease between First Security Bank of Utah, National Association as owner trustee and Philadelphia National Bank Incorporated as CoreStates Bank, N.A. with respect to aircraft N17010.*

                  (d) Assignment of beneficial interest for Pegasus Aircraft Partners, L.P. to Philadelphia National Bank Incorporated as CoreStates Bank, N.A. with respect to the Pegasus interest in the USAir Trust Agreement and the Continental Trust Agreement.*

                  (e) Amended and restated loan agreement dated as of July 20, 1995 between Pegasus Aircraft Partners, L.P. and CoreStates Bank N.A..*

                  11       Partnership Policy Regarding Requests for Partner
                           Lists.

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

         Dated:  March 31, 1997

                               Pegasus Aircraft Partners, L.P.
                               (Registrant)

                               By:      Air Transport Leasing, Inc.
                                        Administrative General Partner

                                        By:      /s/ Clifford B. Wattley
                                           -------------------------------------
                                                 Clifford B. Wattley
                                                 President and Director

                                        By:      /s/ Joseph P. Ciavarella
                                           -------------------------------------
                                                 Joseph P. Ciavarella
                                                 Vice President, Treasurer,
                                                 Secretary and Chief Financial
                                                 and Accounting Office

                               By: Pegasus Aircraft Management Corporation Managing General Partner


                                        By:      /s/ Richard S. Wiley
                                           -------------------------------------
                                                 Richard S. Wiley
                                                 President and Chairman
                                                 of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March ___, 1997.


Signature                                             Title
---------                                             -----


/s/ Richard S. Wiley                          President and Chairman of
Richard S. Wiley                              the Board of Pegasus Aircraft
                                              Management Corporation

/s/ Richard W. Doust                         Executive Vice President,
Richard W. Doust                             Assistant Secretary and
                                             Director of Pegasus Aircraft
                                             Management Corporation

/s/ Gregory Harding-Brown                    Executive Vice President,
Gregory Harding-Brown                        Assistant Secretary, Treasurer
                                             and Director of Pegasus Aircraft
                                             Management Corporation

/s/ Gerald F. Goertz, Jr.                    Chairman of the Board of
Gerald F. Goertz, Jr.                        Air Transport Leasing, Inc.

/s/ Clifford B. Wattley                      President and Director of
Clifford B. Wattley                          Air Transport Leasing, Inc.

/s/ Stephen R. Dyer                          Vice President, Assistant
Stephen R. Dyer                              Secretary and Director of
                                             Air Transport Leasing, Inc.

                             PARTNERSHIP INFORMATION


PEGASUS AIRCRAFT PARTNERS, L.P.
2424 South 130th Circle
Omaha, Nebraska   68144-2596
1-800-234-7342


GENERAL PARTNERS
Pegasus Aircraft Management Corporation
Air Transport Leasing, Inc.


AUDITORS
Coopers & Lybrand L.L.P.
New York, New York


LEGAL COUNSEL
Derenthal & Dannhauser
San Francisco, California


TRANSFER AGENT
Service Data Corporation
Omaha, Nebraska


A Copy of the Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, will be furnished without charge to Limited Partners upon request.

                                EXHIBIT INDEX
                                -------------

           Exhibit No.                   Description
           -----------                   -----------

             10.3 (f) Amendment No. 1 to Lease Agreement 735 dated as of February 28, 1997 between the Owner Trustee and Continental Airlines, Inc.

             11            Partnership Policy for Requests for Partner List

             27            Financial Data Schedule