Form 10-Q
period 1997-03-31
PEGASUS AIRCRAFT PARTNERS L P
filed 1997-05-15
CIK 835900

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1997

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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

                         Pegasus Aircraft Partners, L.P
                      Quarterly Report on Form 10Q for the
                          Quarter Ended March 31, 1997


                                Table of Contents

                                                                         Page
Part 1       FINANCIAL INFORMATION

             Item 1.  Financial Statements (unaudited)                     2

                      Balance Sheets-March 31, 1997                        2
                      and December 31, 1996

                      Statements of Income for the three months            3
                      ended March 31, 1997 and 1996

                      Statements of Partners' Equity for the three         4
                      months ended March 31, 1997 and 1996

                      Statements of Cash Flows for the three months        5
                      ended March 31, 1997 and 1996

                      Notes to Financial Statements                        6

             Item 2.  Management's Discussion and Analysis                 13
                      of Financial Conditions and Results
                      of Operations


Part II      OTHER INFORMATION

             Item 1. Legal Proceedings                                     17
             Item 6. Exhibits and Reports on Form 8-K                      19

                          Part I. FINANCIAL INFORMATION


Item 1.  Financial Statements

                         PEGASUS AIRCRAFT PARTNERS, L.P.

             BALANCE SHEETS -- MARCH 31, 1997 AND DECEMBER 31, 1996
                                   (unaudited)

                                 ASSETS

                                                               1997             1996
                                                               ----             ----
                                                           (in thousands except unit data)

Cash and cash equivalents                                    $  3,930         $  2,521
Restricted cash (Note 6)                                           --            1,627
Rent and other receivables, net                                   579              660
Aircraft, net (Notes 2 and 6)                                  26,143           26,315
Other assets                                                       14               35
                                                             --------         --------

    Total Assets                                             $ 30,666         $ 31,158
                                                             ========         ========


                     LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
  Notes payable (Note 4)                                     $  3,261         $  1,218
  Accounts payable and accrued expenses                            87               73
  Payable to affiliates (Note 3)                                  580              484
  Deferred rental income and deposits                             691              676
  Distributions payable to partners                             1,656            1,648
  Maintenance reserve payable                                      92            1,627
  Accrued interest payable                                         28                9
                                                             --------         --------
    Total Liabilities                                           6,395            5,735
                                                             --------         --------

COMMITMENTS AND CONTINGENCIES (Notes 3, 4, 5 and 6)

PARTNERS' EQUITY:
  General Partners                                               (553)            (542)
  Limited Partners (4,000,005 units outstanding)               24,824           25,965
                                                             --------         --------
    Total Partners' Equity                                     24,271           25,423
                                                             --------         --------

      Total Liabilities and Partners' Equity                 $ 30,666         $ 31,158
                                                             ========         ========


                   The accompanying notes are an integral part
                         of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                              STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (unaudited)


                                                   1997              1996
                                                   ----              ----
                                               (in thousands, except unit data
                                                    and per unit amounts)

REVENUE:
   Rentals from operating leases                $    1,680        $    1,451
   Interest                                             30                75
   Gain on sale of engine                              177                --
                                                ----------        ----------
                                                     1,887             1,526
                                                ==========        ==========


EXPENSES:
   Depreciation and amortization                     1,100               920
   Management and re-lease fees (Note 3)               138                98
   General and administrative (Note 3)                  63                57
   Interest expense                                     68                43
   Direct lease                                         54                41
   Maintenance expense                                  --               287
                                                ----------        ----------
                                                     1,423             1,446
                                                ----------        ----------


NET INCOME                                      $      464        $       80
                                                ==========        ==========

NET INCOME ALLOCATED:
   To the General Partners                      $        5        $        1
   To the Limited Partners                             459                79
                                                ----------        ----------
                                                $      464        $       80
                                                ==========        ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                             $      .11        $      .02
                                                ==========        ==========

WEIGHTED AVERAGE NUMBER
   OF LIMITED PARTNERSHIP
   UNITS OUTSTANDING                             4,000,005         4,000,005
                                                ==========        ==========



                   The accompanying notes are an integral part
                         of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (unaudited)



                                              General       Limited
                                             Partners       Partners          Total
                                             --------       --------          -----
                                                         (in thousands)

Balance, January 1, 1997                      $(542)        $ 25,965         $ 25,423

    Net income                                    5              459              464

    Distributions declared to partners          (16)          (1,600)          (1,616)
                                              -----         --------         --------

Balance, March 31, 1997                       $(553)        $ 24,824         $ 24,271
                                              =====         ========         ========


Balance, January 1, 1996                      $(485)        $ 31,661         $ 31,176

    Net income                                    1               79               80

    Distributions declared to partners          (16)          (1,600)          (1,616)
                                              -----         --------         --------

Balance, March 31, 1996                       $(500)        $ 30,140         $ 29,640
                                              =====         ========         ========



                   The accompanying notes are an integral part
                         of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (unaudited)

                                                                      1997            1996
                                                                      ----            ----
                                                                         (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $   464         $    80
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                    1,100             920
     Gain on sale of engine                                            (177)             --
     Change in assets and liabilities:
      Rent and other receivables                                          4             327
      Other assets                                                       21              13
      Accounts payable and accrued expenses                              14              15
      Payable to affiliates                                              96             (95)
      Deferred rental income                                             15             (81)
      Unrestricted maintenance reserves                                  --              12
      Accrued interest payable                                           19              (2)
      Maintenance expense payable                                        --             150
                                                                    -------         -------
   Net cash provided by operating activities                          1,556           1,339
                                                                    -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of engine                                       275              --
     Capitalized aircraft improvements                               (1,026)             --
     Repayment of advances by lessees                                    77              72
                                                                    -------         -------
   Net cash (used in) provided by investing activities                 (674)             72
                                                                    -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Transfer from restricted cash                                    1,654              --
     Application of maintenance reserves to restore aircraft         (1,654)
     Proceeds from notes payable                                      2,150              --
     Cash distributions paid to partners                             (1,608)         (1,608)
     Repayment of notes payable                                        (107)            (98)
     Maintenance reserves payable                                        92              --
                                                                    -------         -------
   Net cash provided by (used in) financing activities                  527          (1,706)
                                                                    -------         -------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                   1,409            (295)

CASH AND CASH EQUIVALENTS AT
      BEGINNING OF PERIOD                                             2,521           4,081
                                                                    -------         -------

CASH AND CASH EQUIVALENTS AT
      END OF PERIOD                                                 $ 3,930         $ 3,786
                                                                    =======         =======

SUPPLEMENTAL SCHEDULE OF
      CASH FLOW INFORMATION:
      Interest paid                                                 $    49         $    45
                                                                    =======         =======


                   The accompanying notes are an integral part
                         of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                   (unaudited)

1.       GENERAL

         The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the General Partners, necessary to fairly present the financial position of the Partnership as of March 31, 1997 and the results of its operations, changes in partners' equity, and cash flows for the three months then ended.

         These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Partnership's annual audited financial statements for the year ended December 31, 1996.

         Certain reclassifications were made to the 1996 financial statements to conform to the classifications used in 1997.

2.       AIRCRAFT UNDER OPERATING LEASES

         The Partnership's net investment in aircraft as of March 31, 1997 and December 31, 1996 consisted of the following (in thousands):

                                                            1997             1996
                                                            ----             ----

         Aircraft on operating leases                     $ 67,971         $ 67,145
         Less:    Accumulated depreciation                 (37,195)         (36,095)
                  Reserve for decline in market
                    value of aircraft                       (2,934)          (2,934)
                  Net Lease Settlement proceeds
                    accounted for as cost recovery          (3,673)          (3,673)
                  Provision for maintenance cost              (178)            (178)
                                                          --------         --------
                                                          $ 23,991         $ 24,265
                                                          --------         --------

         Aircraft held for lease(A)                       $  8,017         $  7,817
         Less:    Accumulated depreciation                  (3,481)          (3,481)
                  Reserves for decline in market
                    value of aircraft                       (2,384)          (2,384)
                                                          --------         --------
                                                             2,152            1,952
                                                          --------         --------

                  Aircraft engine                               --              195
                  Less:Accumulated depreciation                 --              (97)
                                                          --------         --------
                                                                --               98
                                                          --------         --------

                  Aircraft net                            $ 26,143         $ 26,315
                                                          ========         ========

3.       TRANSACTIONS WITH AFFILIATES

         Management Fees The General Partners are entitled to receive a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees paid. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. The General Partners earned $24,000 of base management fees during the three months ended March 31, 1997.

         The General Partners also are entitled to receive a quarterly subordinated incentive management fee in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees). Of this amount, 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. The General Partners earned $48,000 of incentive management fees during the three months ended March 31, 1997.

         Re-lease Fee The General Partners are entitled to receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is made. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. The General Partners earned $66,000 of re-lease fees during the three months ended March 31, 1997. All of the above fees are subordinated to the limited partners receiving an 8% annual non-cumulative return based upon original contributed capital.

         Accountable General and Administrative Expenses The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. Such reimbursable expenses amounted to $13,000 during the three months ended March 31, 1997, all of which were payable to the Administrative General Partner.

         During the quarter ended March 31, 1997 the Partnership paid $404,000 to a maintenance facility that is affiliated with the Managing General Partner. Additionally, the Partnership received rental payments of $130,000 from Nations, of which approximately $68,000 in the aggregate is due to an affiliated partnership and to affiliates of the Managing General Partner.

4.       NOTES PAYABLE

         During April 1994, the Partnership established a $4,000,000 loan facility with an unaffiliated, third-party lender ("Lender"), which was collateralized by the Partnership's one-half interest in the McDonnell Douglas MD-81 aircraft leased to USAirways, Inc. ("USAir") and the Partnership's Boeing 747-100 aircraft leased to Continental with interest at a fixed rate (market interest rate on US Treasury bond with similar maturity + 2.75%) or floating at prime plus 1.5%.

         In July 1996, the Partnership and the Lender completed an extension of the commitment. Under the new agreement, the aggregate commitment remained at $4,000,000, the Partnership's ability to borrow under the facility was extended until May 1, 1997 and the floating interest rate charged under the facility was reduced to the Lender's prime rate plus .5%. The Lender released the Boeing 747-100 aircraft as collateral under the loan and received as substitute collateral a perfected security interest in the Partnership's MD-82 aircraft leased to TWA. At December 31, 1996, the outstanding balance was $1,218,000.

         In February 1997, the Partnership purchase five aircraft engines from an unaffiliated third party for $2,150,000 plus six engine cores from the former Kiwi aircraft which require overhaul. The Partnership utilized borrowing under its borrowing facility. The Lender charged the Partnership 1.50% over prime with respect to this borrowing and increased the rate on the other borrowings to the same rate. In April 1997, the Partnership consummated a new borrowing facility with a different lender. Under the terms of the new agreement, the Partnership will be able to borrow up to $7,500,000 at an interest rate of 1% over the lender's prime rate of interest. The lender's commitment is for a term of 36 months, at which time all principal will be due. The loan will be collateralized by the Partnership's interest in the MD-82 aircraft leased to TWA. During the loan term, the Partnership will be required to pay interest on a monthly basis and maintain a minimum outstanding balance of $2,000,000. The Partnership apparently used $3.3 million of proceeds from this facility to retire the amounts previously outstanding and used an additional $3.9 million to finance hushkits for the two former Kiwi aircraft, one of which is leased to Nations Air Express inc. and the other of which is committed to Sky Trek International Airlines, Inc..

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

         On May 30, 1996, the District Court certified class action treatment of the plaintiffs' claims in the New York Limited Partnership Actions.

         In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties agreed to settle the case. A definitive settlement was signed in July 1996 and in March 1997, the District Court approved the settlement as fair and reasonable. Under the terms of the settlement, PaineWebber agreed to pay $125 million and additional consideration to class members. The investors who had objected to the settlement have appealed the District Court's approval to the United States Court of Appeals for the Second Circuit.

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

         On September 30, 1996, Kiwi filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy code and the Partnership recovered the aircraft. The Partnership has a claim against Kiwi for all unpaid items under the leases as well as rejection damages. The Partnership filed an adversarial complaint seeking the Bankruptcy court's authority to use certain maintenance reserves ($1.6 million) collected from Kiwi. In April 1997, the Partnership won summary judgement in bankruptcy court permitting the use of the reserves. The Partnership is also involved in a litigation within the Kiwi bankruptcy with the company that acted as Kiwi's engine manager regarding each party's compliance with a settlement agreement entered into to facilitate the recovery of the aircraft and engines. The parties achieved a negotiated settlement in May 1997. (See Note 6, "Aircraft" for a complete description.)

         On December 5, 1996, an action was filed in the Court of Chancery of the State of Delaware in New Castle County entitled "Equity Resources Cambridge Fund v. Pegasus Aircraft Partners, L.P. et al. The named defendants include the Partnership and its general partners. Equity Resources Cambridge Fund seeks access to the list of limited partners of the Partnership. On January 2, 1997 defendants answered the complaint denying the substantive allegations thereof and asserting several affirmative defenses. The parties are in pre-trial discovery. It is impossible to predict the outcome of this litigation, however, the General Partners do not believe that the outcome will have a material effect on the Partnership's financial statements, taken as a whole.

6.       AIRCRAFT

         Continental Airlines Leases During December 1988, the Partnership acquired a Boeing 727-200 advanced aircraft for a total purchase price of $8,025,000. The aircraft was originally subject to an operating lease with Continental Airlines, Inc. ("Continental"), on October 31,

1996. Continental and the Partnership extended the lease to June 1998 and reduced the monthly rate from $81,000 to $75,000.

         During December 1988, the Partnership acquired a Boeing 747-100 aircraft for a total purchase price of $17,847,000. The aircraft was originally subject to an operating lease with Continental, the term of which was originally scheduled to expire on April 30, 1997 with rental payable monthly, in advance, at the rate of $269,000.

        In January 1996, Continental announced that it was grounding certain aircraft, including the Boeing 747 Aircraft owned by the Partnership. Continental discontinued utilizing the 747 Aircraft, did not make any rental payments after January 1996 and returned the 747 Aircraft to the Partnership. During the quarter ended September 30, 1996 the Partnership and Continental completed the negotiation of a lease settlement agreement ("Lease Settlement"). Under the terms of the Lease Settlement, Continental agreed to pay the Partnership the amount otherwise due under the Lease as rent for the period February 1996 to August 1996 plus a discounted amount representing the amount of rent that would have been due under the lease for the period September 1, 1996 to April 30, 1997, the scheduled expiration date of the lease. Continental returned the Aircraft and engines in the return condition required by the lease. On October 16, 1996 the Partnership received the Lease Settlement proceeds totaling $3,906,000.

        A substantial portion of the proceeds were accounted for under the cost recovery method reducing the Partnership's net carrying value of the aircraft. The remaining gain on the lease settlement was offset by the related management fees accrued and thus no net gain or loss was recognized on the settlement. See TWA discussion below for a further discussion of the Boeing 747 aircraft.

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

         Pursuant to the lease amendment, the Partnership reimbursed TWA for $225,000 of capital improvements and advanced $750,000 to TWA to finance certain major maintenance procedures. TWA is repaying the $750,000 to the Partnership over the remaining lease term, in equal monthly installments, with interest at a fixed rate of 9.68%. At March 31, 1997, the balance of the receivable was $247,000. All first quarter 1997 payments have been made by TWA.

         In mid-October 1994 because of operating and financial problems, TWA announced that it would seek a global restructuring of its capital by offering common stock for its debt securities preferred stock obligation and lease deferrals negotiated with aircraft lessors such as the Partnership ("Exchange Offer"). TWA and the Partnership agreed to a deferral of 50% of the original rent scheduled for November 1994 and 75% of the original schedule from December 1994 to April 1995 with originally scheduled payments resuming in May 1996. Additionally, TWA and the Partnership reached an agreement to extend the lease of the MD-82 aircraft by six years beyond the then scheduled expiration date to October 1, 2004 at the current lease rate at $185,000 per month. All rents deferred during the November 1994 to April 1995 period were repaid with interest at 12% from the date of the deferral over an 18 month period which commenced May 1, 1995. On June 30, 1995, TWA filed its prepackaged reorganization plan under Chapter 11 of the U.S. Bankruptcy Code. On August 23, 1995, the reorganization plan, which included the foregoing lease modifications, was confirmed by the Bankruptcy Court, and TWA emerged from bankruptcy. TWA has made all rental payments and advance repayments, however, there can be no assurance that TWA will be able to meet its obligations in the future.

         In July 1996, the Partnership delivered its Boeing 747-100 aircraft, formerly leased to Continental, to TWA subject to lease with a term of approximately four years. The lease provides for a monthly rent of $180,000. The Partnership incurred costs of approximately $1,280,000 in connection with the redelivery integration and maintenance of the 747 aircraft, of which $669,000 represented maintenance expense and $611,000 were capitalized expenditures. The Partnership received a security deposit of $360,000 from TWA with respect to the lease.

         Kiwi International Air Lines Inc. - Bankruptcy. The Partnership owns two Boeing 727-200 non-advanced aircraft, originally acquired in December 1988 for $6,308,000 per aircraft. In February 1994 and April 1994, the Partnership entered into leases with Kiwi, each originally for a term of approximately five years with rents payable monthly in advance at $55,000 per aircraft. The leases were modified in 1995 and extended to December 31, 1999. The leases also required Kiwi to pay maintenance reserves for airframe and engines, of $250 per flight hour, which could be drawn down by Kiwi for specific maintenance procedures. The aircraft were delivered in April and July 1994. In connection with the first Kiwi lease, the Partnership also acquired an additional aircraft engine, at a cost of $195,000, which was used as a spare by Kiwi on a utilization basis at $105 per flight hour of use. The Partnership invested an additional $3,108,000 for maintenance, aging aircraft modifications and other Kiwi requested modifications prior to delivery, $580,000 of which was funded by return condition settlement payments from the prior lessee. The leases allowed Kiwi to request that the aircraft be hushkitted by the Partnership at a cost of approximately $1.9 million each to obtain Stage 3 noise abatement status or terminate the lease.

         In June 1996, Kiwi agreed with the FAA to ground 25% of its fleet due to certain pilot training handbook deficiencies. In August 1996, Kiwi and the FAA resolved the deficiencies and Kiwi returned to full capacity. In addition to the FAA grounding, Kiwi was also negatively impacted by the market reaction to the Valujet incident. During 1996, Kiwi did not meet its financial goals. In July 1996, an institutional investor invested $4,000,000 in return for a convertible note due in March 1997, for up to 32% of Kiwi's common stock and two seats on Kiwi's Board of Directors. The institutional investor had options to invest an additional $6,000,000 in convertible preferred stock. Existing shareholders (including directors and employees) were given the opportunity to make additional investments.

         Kiwi requested and was granted by the Partnership a deferral of its August 1996 rental and July 1996 maintenance payments, Kiwi was also unable to make its September rental and August maintenance payments and was placed in default by the Partnership.

         In late September, Kiwi proposed a restructuring of its obligations with certain creditors, including the Partnership. On September 30, 1996, Kiwi filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code ("Bankruptcy Code") and did not make any subsequent payments. The Kiwi leases accounted for approximately 19% of the Partnership's rental revenue in 1996 and the aircraft had net book values aggregating approximately $4,000,000 after reflecting a provision for market decline of $150,000 at December 31, 1996. The Partnership held maintenance deposits aggregating approximately $1,654,000, which the Partnership believes are not sufficient to complete work required on the aircraft and the related engines to meet lease return conditions and make the aircraft marketable. On October 15, 1996, Kiwi ceased scheduled flight operations. The Bankruptcy Court approved Kiwi's motion to reject both leases as of November 15, 1996. The Partnership provided an allowance for bad debts in the amount of $240,000 relating to amounts due from Kiwi as of the bankruptcy date and did not record any revenue from Kiwi beyond that date. The Partnership recovered the aircraft and the spare engine in late 1996. Kiwi obtained debtor-in-possession financing and started up operations in early 1997. However Kiwi's long term prospects are not determinable at this time.

         The Partnership has a claim against Kiwi for all unpaid items in connection with the leases as well as rejection damages and filed a claim in Kiwi's bankruptcy case preserving its rights in the Kiwi estate. The Partnership filed an adversarial complaint seeking the Bankruptcy Court's authority to utilize the maintenance reserves held ($1.6 million). In April 1997, the Partnership won a summary judgement in Bankruptcy Court permitting the use of the collected maintenance reserves. The maintenance reserves were reclassified from restricted cash to cash and cash equivalents at March 31, 1997 and the maintenance reserve payable was applied against expenditures made to make the aircraft leasable. The spare engine was sold during the quarter ended March 31, 1997 for proceeds of $275,000. The Partnership was also involved in litigation within the Kiwi bankruptcy with the company who acted as Kiwi's engine manager regarding each party's compliance with a settlement agreement entered into to facilitate the recovery of the aircraft and engines. The parties achieved a negotiated settlement in May 1997.

         Nations Air On December 31, 1996, the Partnership delivered a 727-200, formerly leased to Kiwi, to Nations Air Express, Inc. ("Nations") subject to a lease for a term of approximately 36 months at a lease rate of $65,000 per month. Nations is also required to make initial maintenance reserve payments of approximately $347 per flight hour (to be reduced thereafter and used only for specific maintenance) and is obligated to complete the next phase "C" check without reimbursement from maintenance reserves.

         At the time of delivery to Nations, one of the installed engines belonged to Pegasus Aircraft Partners II, L.P., an affiliated partnership, and the other two engines belonged to affiliates of the Managing General Partner. The Partnership paid or will pay those entities for their share of the rents (in the aggregate $45,000 per month plus related reserves) while using such engines. The Partnership purchased five engines in January 1997 from an unaffiliated third party, three of which were installed on the aircraft in March - April 1997. Additionally the Partnership hushkitted the aircraft at a cost of approximately $1.9 million and simultaneously extended the lease to April 2002 and increased the monthly lease rate from $65,000 to $105,000 effective April 1997.

         Sky Trek International Airlines, Inc.

              In February 1997, the Partnership entered into an agreement in principle to lease the second former Kiwi 727 aircraft to a start up airline, Sky Trek International Airline's Inc. (Sky Trek). The agreement principle provides a lease rate of $95,000 per month for a term of approximately 60 months. Sky Trek is required to provide a lease deposit of $190,000 ad will he obligated to fund maintenance reserves, in the aggregate, at a rate of $325 per flight hour. The Partnership is in the process of completing a C check at a budgeted cost of approximately $800,000 and has purchased a hushkit at a cost of $1,900,000.

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

         At March 31, 1997, the Partnership's unrestricted cash and cash equivalents exceeded declared but unpaid distributions to partners by $2,274,000. At December 31, 1996, the Partnership's unrestricted cash and cash equivalents exceeded declared, but unpaid, distributions to the partners by $873,000. The principal reason for the increase was the transfer from restricted cash of maintenace reserves held with respect to the former Kiwi aircraft (See Footnote 5, "Litigation, and Footnote 6, Aircraft, Kiwi for a description) partially offset by the fact that distributions to partners exceeded cash from operating activities, adjusted for collections of advances, debt service and capital expenditure during the quarter ended March 31, 1997.

         Rent and other receivables decreased by $81,000 from $660,000 at December 31, 1996 to $579,000 at March 31, 1997. This decrease is primarily the result of the continued repayments of advances by Continental and TWA.

         Other assets decreased by $21,000 from $35,000 at December 31, 1996 to $14,000 at March 31, 1997.

         Deferred rental income increased $15,000 from $676,000 at December 31, 1996 to $691,000 at March 31, 1997.

         Payable to affiliates increased by $96,000, from $484,000 at December 31, 1996 to $580,000 at March 31, 1997 due primarily to rents associated with the engines on the Nations aircraft, partially offset by the payment of certain amounts payable at December 31, 1996.

         During the three months ended March 31, 1997 the Partnership paid cash distributions pertaining to the fourth quarter (except the amount due to the Administrative General Partner which remains unpaid). The quarterly distribution represented an annualized rate equal to 8% of contributed capital ($.40 per Unit).

         The amount of each distribution will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position. The distribution for the first quarter of 1997 was paid on April 25, 1997 at an annualized rate of 8% of contributed capital ($.40 per Unit).

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes, approximately 72%, of the cash distributions declared for the quarter ended March 31, 1997, constituted a return of capital. Also, based on the amount of net income reported by the Partnership for accounting purposes, approximately 69% of the cash distributions paid to the partners from inception of the Partnership through March 31, 1997 constituted a return of capital. However, the total actual return on capital over the Partnership's life can only be determined at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized.

         During April 1994, the Partnership established a $4,000,000 loan facility with an unaffiliated, third-party lender ("Lender"), which was collateralized by the Partnership's one-half interest in the McDonnell Douglas MD-81 aircraft leased to USAirways, Inc. ("USAir") and the Partnership's Boeing 747-100 aircraft leased to Continental with interest at a fixed rate (market interest rate on US Treasury bond with similar maturity + 2.75%) or floating at prime plus 1.5%.

         In July 1996, the Partnership and the Lender completed an extension of the commitment. Under the new agreement, the aggregate commitment remained at $4,000,000, the Partnership's ability to borrow under the facility was extended until May 1, 1997 and the floating interest rate charged under the facility was reduced to the Lender's prime rate plus .5%. The Lender released the Boeing 747-100 aircraft as collateral under the loan and received as substitute collateral a perfected security interest in the Partnership's MD-82 aircraft leased to TWA. At December 31, 1996, the outstanding balance was $1,218,000.

         In February 1997, the Partnership purchased five aircraft engines from an unaffiliated third party for $2,150,000 plus six engine cores which require overhaul. The Partnership utilized a borrowing to finance the purchase price. The Lender charged the Partnership 1.50% over prime with respect to this borrowing and increased the rate on the other borrowings to the same rate.
In April 1997, the Partnership consummated a new borrowing facility with a different lender. Under the terms of the new agreement, the Partnership will be able to borrow up to $7,500,000 at an interest rate of 1% over the lender's prime rate of interest. The lender's commitment is for a term of 36 months, at which time all principal will be due. The loan will be collateralized by the Partnership's interest in the MD-82 aircraft leased to TWA. During the loan term, the Partnership will be required to pay interest on a monthly basis and maintain a minimum outstanding balance of $2,000,000. The Partnership used approximately $3.3 million of proceeds from this facility to retire the amounts previously outstanding plus interest. Additionally the Partnership borrowed approximately $39 million to finance hushkits purchased for the Nations and Sky Trek Aircraft.

         The Partnership may require additional financing to fund future maintenance work on the aircraft, or capital improvements such as cargo conversion. The Partnership is permitted to borrow up to 35% of the original offering proceeds for improvements, enhancement or maintenance of aircraft. Any such borrowings will only be made if the General Partners believe such borrowings will be in the best interests of the Partnership and will enhance or protect portfolio value. However, there can be no assurance that the Partnership would be able to obtain any additional borrowings, if required.

         On October 15, 1996, Kiwi ceased scheduled flight operations while still exploring financial alternatives. The court approved Kiwi's rejection of both leases as of November 15, 1996. The Partnership recovered the aircraft and delivered one to Nations and committed the second aircraft to the Sky Trek. The Partners purchased five engines at a cost of $2,150,000 plus the six cores from the two former Kiwi aircraft in February 1997 and committed $2.7 million including a hushkit for the Sky Trek aircraft, a substantial amount of which was expended in March and April 1997. Additionally, in April 1997 the Partnership purchased a hushkit for the Nations aircraft at a price of approximately $1.9 million. At the same time the lease was extended to April 2002 and the monthly rent was increased from $65,000 to $105,000. The Partnership utilized borrowings under its new facility to finance the Sky Trek and Nations expenditures. In April 1997, the Partnership won a summary judgment in Bankruptcy Court permitting the use of the maintenance reserves collected from Kiwi. Additionally, during the quarter ended March 31, 1997, the Partnership sold the spare engine formerly leased to Kiwi for proceeds of $275,000. The General Partners will determine the amount of future cash distributions after assessing the Partnership's operating results, its obligations and other cash requirements.

Litigation

See Footnote Item 1, "Legal Proceedings" for a complete discussion of certain class action lawsuits and related settlement.


RESULTS OF OPERATIONS

         The Partnership's net income was $464,000 for the three months ended March 31, 1997 ("1997 Quarter") as compared to $80,000 for the quarter ended March 31, 1996 (1996 Quarter). Net income per limited partnership unit also increased to $.11 for the 1997 Quarter from $.02 per Unit for the 1996 Quarter.

         The increase in the Partnership's net income for the 1997 Quarter resulted primarily from rental revenue, generated by the remarket of the 747-100 aircraft to TWA in July 1996 and the gain on the sale of the spare engine partially offset by an increase to depreciation expense due principally to depreciation associated with the 747 aircraft.

         Rental revenue increased $229,000, or 16%, for the 1997 Quarter, due primarily to the rents recognized with respect to the 747 aircraft remarketed to TWA in July 1996, partially offset by the off lease status of one of the former Kiwi aircraft, the sale of the spare engine that was generating rents in the 1996 Quarter and the extension, as of November 1996, at a lower lease rate of the lease of the 727 aircraft leased to Continental.

         Interest income for the 1997 Quarter decreased by $45,000 or 60%, in comparison to the 1996 Quarter. The decrease was primarily attributable to the continued repayment of advances by Continental and TWA, reducing the balances on which interest is earned.

         Depreciation and amortization increased $180,000, or 20%, for the 1997 Quarter in comparison to the 1996 Quarter. The increase was due to the remarket of the 747 aircraft (which was off lease in the 1996 Quarter) partially offset by the off-lease status of one of the former Kiwi aircraft. The Partnership does not recognize depreciation expense with respect to off-lease aircraft.

         Management and re-lease fees payable to the General Partners for the 1997 Quarter increased $40,000, or 41%, in comparison to the 1996 Quarter. The increase was attributable to management and re-lease fees associated with the 747 aircraft (which was off-lease in the 1996 Quarter, partially offset by the off-lease status of one of the former Kiwi aircraft during the 1997 Quarter).

         General and administrative expense increased by $6,000 or 11% in the 1997 Quarter as compared to the 1996 Quarter which was consistent with the Partnership's operations.

         Interest expense decreased by $10,000 or 19% in the 1997 Quarter as compared to the 1996 Quarter due to a decrease in interest rates and the continued repayment of principal which reduced the outstanding balances.

         Direct lease expenses (which include the legal fees associated with the Kiwi bankruptcy) increased by $13,000 or 32% due to the legal fees associated with the Kiwi bankruptcy partially offset by a reduction in insurance premiums.

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

         On May 30, 1996, the District Court certified class action treatment of the plaintiffs' claims in the New York Limited Partnership Actions.

         In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties agreed to settle the case. A definitive settlement was signed in July 1996 and in March 1997, the District Court approved the settlement as fair and reasonable. Under the terms of the settlement, PaineWebber agreed to pay $125 million and additional consideration to class members. The investors who had objected to the settlement have appealed the District Court's approval to the United States Court of Appeals for the Second Circuit.

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

         On September 30, 1996, Kiwi filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy code and the Partnership recovered the aircraft. The partnership has a claim against Kiwi for all unpaid items under the leases as well as rejection damages. The Partnership filed an adversarial complaint seeking the Bankruptcy court's authority to use certain maintenance reserves ($1.6 million) collected from Kiwi. In April 1997, the Partnership won a summary judgement in Bankruptcy Court permitting the use of the collected maintenance reserves. The maintenance reserves were reclassified from restricted cash to cash and cash equivalents at March 31, 1997. The Partnership was also involved in a litigation within the Kiwi bankruptcy with the company that acted as Kiwi's engine manager regarding each party's compliance with a settlement agreement entered into to facilitate the recovery of the aircraft and engines. The parties achieved a negotiated settlement in May 1997.

         On December 5, 1996, an action was filed in the Court of Chancery of the State of Delaware in New Castle County entitled "Equity Resources Cambridge Fund v. Pegasus Aircraft Partners, L.P. et al. The named defendants include the Partnership and its general partners. Equity Resources Cambridge Fund seeks access to the list of limited partners of the Partnership. On January 2, 1997 defendants answered the complaint denying the substantive allegations thereof and asserting several affirmative defenses. The parties are in pre-trial discovery. It is impossible to predict the outcome of this litigation, however, the General Partners do not believe that the outcome will have a material effect on the Partnership's financial statements, taken as a whole.

Item 6.    Exhibits and Reports on Form 8-K

         (a)  Exhibits and reports to be filed:  none

         (b) The Partnership did not file any reports on Form 8-K during the first quarter of the fiscal year ending December 31, 1997.

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


                                       Pegasus Aircraft Partners, L.P.
                                       (Registrant)


                                       By:   Air Transport Leasing, Inc.
                                             A General Partner


Date: May 13, 1997                           By:  /s/ Joseph P. Ciavarella
                                                  ------------------------
                                                  Joseph P. Ciavarella
                                                  Vice President, Treasurer
                                                  and Chief Financial
                                                  and Accounting Officer