Form 10-Q
period 1997-06-30
PEGASUS AIRCRAFT PARTNERS L P
filed 1997-08-14
CIK 835900

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549
(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________________to_________________________

Commission file number 0-17712

                         Pegasus Aircraft Partners, L.P.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                              84-1099968
         -----------------------                   ------------------
         (State of organization)                     (IRS Employer
                                                   Identification No.)

    Four Embarcadero Center 35th Floor
        San Francisco, California                       94111
        -------------------------                     ---------
          (Address of principal                       (Zip Code)
           executive offices)

        Registrant's telephone number, including area code (415) 434-3900

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

                         Pegasus Aircraft Partners, L.P.
                      Quarterly Report on Form 10-Q for the
                           Quarter Ended June 30, 1997

                                Table of Contents

                                                                       Page
                                                                       ----
  Part I   FINANCIAL INFORMATION

           Item 1.    Financial Statements (unaudited)                   2

                      Balance Sheets - June 30, 1997
                      and December 31, 1996                              2

                      Statements of Operations for the three months
                      ended June 30, 1997 and 1996                       3

                      Statements of Income for the six months
                      ended June 30, 1997 and 1996                       4

                      Statements of Partners' Equity for the six
                      months ended June 30, 1997 and 1996                5

                      Statements of Cash Flows for the six
                      months ended June 30, 1997 and 1996                6

                      Notes to Financial Statements                      7

           Item 2.    Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations                                     14


  Part II  OTHER INFORMATION

           Item 1.    Legal Proceedings                                 18
           Item 6.    Exhibits and Reports on Form 8-K                  20

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         PEGASUS AIRCRAFT PARTNERS, L.P.

              BALANCE SHEETS -- JUNE 30, 1997 AND DECEMBER 31, 1996
                                   (unaudited)

                                     ASSETS

                                                             1997        1996
                                                           --------    --------
                                                           (in thousands except
                                                                 unit data)

   Cash and cash equivalents                               $  3,211    $  2,521
   Restricted cash                                               --       1,627
   Rent and other receivables, net                              703         660
   Aircraft, net (Notes 2 and 6)                             30,172      26,315
   Prepaid expenses                                              18          35
                                                           --------    --------

       Total Assets                                        $ 34,104     $31,158
                                                           --------    --------

                        LIABILITIES AND PARTNERS' EQUITY

   LIABILITIES:
     Accounts payable-aircraft                             $    236    $     --
     Notes payable (Note 4)                                   7,271       1,218
     Accounts payable and accrued expenses                      103          73
     Payable to affiliates (Note 3)                             550         484
     Deferred rental income and deposits                        882         676
     Distributions payable to partners                        1,664       1,648
     Maintenance reserve payable                                277       1,627
     Accrued interest payable                                    58           9
                                                           --------    --------
       Total Liabilities                                     11,041       5,735
                                                           --------    --------

   COMMITMENTS AND CONTINGENCIES (Notes 4, 5 and 6)

   PARTNERS' EQUITY:
     General Partners                                          (565)       (542)
     Limited Partners (4,000,005 units outstanding)          23,628      25,965
                                                           --------    --------
       Total Partners' Equity                                23,063      25,423
                                                           --------    --------

       Total Liabilities and Partners' Equity              $ 34,104    $ 31,158
                                                           ========    ========

                   The accompanying notes are an integral part
                         of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (unaudited)

                                                          1997          1996
                                                      -----------   -----------
                                                  (in thousand, except unit data
                                                        and per unit amounts)

   Rentals from operating leases (Note 5)             $     1,946   $     1,447
   Interest                                                    22            63
                                                      -----------   -----------
                                                            1,968         1,510
                                                      -----------   -----------

EXPENSES:
   Depreciation and amortization                            1,116           920
   Management and re-lease fees (Note 3)                      167            94
   General and administrative (Note 3)                         60            49
   Interest expense                                           159            36
   Direct lease                                                58            50
   Maintenance and aircraft expense                            --           382
                                                      -----------   -----------
                                                            1,560         1,531
                                                      -----------   -----------

NET INCOME (LOSS)                                     $       408   $       (21)
                                                      -----------   -----------

NET INCOME (LOSS) ALLOCATED:

To the General Partners                               $         4   $        --
To the Limited Partners                                       404           (21)
                                                      -----------   -----------
                                                      $       408   $       (21)
                                                      ===========   ===========

NET INCOME (LOSS) PER LIMITED PARTNERSHIP
UNIT                                                  $       .10   $      (.01)
                                                      ===========   ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
PARTNERSHIP UNITS OUTSTANDING                           4,000,005     4,000,005
                                                      ===========   ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                              STATEMENTS OF INCOME

                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (unaudited)

                                                             1997        1996
                                                          ----------  ----------
                                                      (in thousands, except unit
                                                      data and per unit amounts)

REVENUE:
   Rentals from operating leases (Note 5)                 $    3,626  $    2,898
   Interest                                                       52         138
   Gain on sale of engine                                        177          --
                                                          ----------  ----------
                                                               3,855       3,036
                                                          ----------  ----------

EXPENSES:
   Depreciation and amortization                               2,216       1,840
   Management and re-lease fees (Note 3)                         305         192
   General and administrative (Note 3)                           123         106
   Interest expense                                              227          79
   Direct lease                                                  112          91
   Maintenance and aircraft expense                               --         669
                                                          ----------  ----------
                                                               2,983       2,977
                                                          ----------  ----------

NET INCOME                                                $      872  $       59
                                                          ==========  ==========

NET INCOME ALLOCATED:

To the General Partners                                   $        9  $        1
To the Limited Partners                                          863          58
                                                          ----------  ----------
                                                          $      872  $       59
                                                          ==========  ==========

NET INCOME PER LIMITED PARTNERSHIP UNIT                   $      .21  $      .01
                                                          ==========  ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
PARTNERSHIP UNITS OUTSTANDING                              4,000,005   4,000,005
                                                          ==========  ==========

                   The accompanying notes are an integral part
                         of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (unaudited)

                                               General    Limited
                                               Partners   Partners       Total
                                               --------   --------     --------
                                                       (in thousands)

Balance, January 1, 1997                        $(542)    $ 25,965     $ 25,423

    Net income                                      9          863          872

    Distributions declared to partners            (32)      (3,200)      (3,232)
                                                -----     --------     --------

Balance, June 30, 1997                          $(565)    $ 23,628     $ 23,063
                                                =====     ========     ========



Balance, January 1, 1996                        $(485)    $ 31,661     $ 31,176

    Net income                                      1           58           59

    Distributions declared to partners            (32)      (3,200)      (3,232)
                                                -----     --------     --------

Balance, June 30, 1996                          $(516)    $ 28,519     $ 28,003
                                                =====     ========     ========

                   The accompanying notes are an integral part
                         of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (unaudited)

                                                                1997      1996
                                                              -------   -------
                                                                (in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income                                                 $   872   $    59
   Adjustments to reconcile net income to net
     cash provided by operating activities:
   Gain on sale of engine                                        (177)       --
   Depreciation and amortization                                2,216     1,840
   Change in assets and liabilities:
   Rent and other receivables                                    (160)      498
   Prepaid expenses                                                17        (2)
   Accounts payable and accrued expenses                           30       (23)
   Payable to affiliates                                           66       (45)
   Accrued interest payable                                        49        (3)
   Accounts payable arising from maintenance related items         --       200
   Deferred rental income                                          16       (81)
   Unrestricted maintenance reserves payable                      277        67
                                                              -------   -------
       Net cash provided by operating activities                3,206     2,510
                                                              -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of engine                                   275        --
   Capitalized aircraft improvements                           (6,171)     (611)
   Accounts payable-aircraft                                      236       374
   Repayment of advances by lessees                               117       147
                                                              -------   -------
      Net cash used in investing activities                    (5,543)      (90)
                                                              -------   -------

                   The accompanying notes are an integral part
                         of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (unaudited)

                                                                1997      1996
                                                              -------   -------
                                                                (in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Security deposits                                              190        --
   Restricted maintenance reserves                                 27        --
   Transfers from restricted cash                               1,627        --
   Application of maintenance reserves to restore aircraft     (1,654)       --
   Cash distributions paid to partners                         (3,216)   (3,216)
   Proceeds from notes payable                                  7,271        --
   Repayments of notes payable                                 (1,218)     (199)
                                                              -------   -------
      Net cash provided by (used in) financing activities       3,027    (3,415)
                                                              -------   -------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                               690      (995)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                          2,521     4,081
                                                              -------   -------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                              $ 3,211   $ 3,086
                                                              =======   =======

SUPPLEMENTAL INFORMATION:
   Interest paid                                              $   178   $    80
                                                              =======   =======

                   The accompanying notes are an integral part
                         of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997
                                   (unaudited)

1.       GENERAL

         The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the General Partners, necessary to fairly present the financial position of the Partnership as of June 30, 1997 and the results of its operations, changes in partners' equity, and cash flows for the six months then ended.

         These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Partnership's annual audited financial statements for the year ended December 31, 1996.

2.       AIRCRAFT UNDER OPERATING LEASES

         The Partnership's net investment in aircraft as of June 30, 1997 and December 31, 1996 consisted of the following (in thousands):

                                                            1997         1996
                                                          --------     --------

         Aircraft on operating leases                     $ 81,133     $ 67,145
         Less: Accumulated depreciation                    (41,792)     (36,095)
               Reserve for decline in market
                 value of aircraft                          (5,318)      (2,934)
               Net lease settlement proceeds
                 accounted for as cost recovery             (3,673)      (3,673)
               Provision for maintenance cost                 (178)        (178)
                                                          --------     --------
                                                          $ 30,172     $ 24,265
                                                          --------     --------

         Aircraft held for lease                          $     --     $  7,817
         Less: Accumulated depreciation                         --       (3,481)
               Reserves for decline in market
               value of aircraft                                --       (2,384)
                                                          --------     --------
                                                                --        1,952
                                                          --------     --------
         Aircraft engine                                  $     --     $    195
         Less: Accumulated depreciation                         --          (97)
                                                          --------     --------
                                                                --           98
                                                          --------     --------
         Aircraft, net                                    $ 30,172     $ 26,315
                                                          ========     ========

3.       TRANSACTIONS WITH AFFILIATES

         Management Fees The General Partners are entitled to receive a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees paid. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. The General Partners earned $29,000 and $53,000 of base management fees during the quarter and six months ended June 30, 1997, respectively.

         The General Partners also are entitled to receive a quarterly subordinated incentive management fee in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees). Of this amount, 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. The General Partners earned $81,000 and $147,000 of incentive management fees during the quarter and six months ended June 30, 1997, respectively.

         Re-lease Fee The General Partners are entitled to receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is made. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. The General Partners earned $57,000 and $105,000 of re-lease fees during the quarter and six months ended June 30, 1997, respectively. All of the above fees are subordinated to the limited partners receiving an 8% annual non-cumulative retiurn based upon original contributed capital.

         Accountable General and Administrative Expenses The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. Such reimbursable expenses amounted to $12,000 and $25,000 during the quarter and six months ended June 30, 1997, respectively, all of which were payable to the Administrative General Partner.

         During the six months ended June 30, 1996 the Partnership paid or accrued $829,000 to a maintenance facility that is affiliated with the Managing General Partner. The Partnership also paid or accrued $571,000 for aircraft parts to a company owned by the three directors of the Managing General Partners. Additionally, the Partnership received rental payments of $114,000 (including $45,000 received in advance in December 1996) and maintenance reserve payments of $115,000, from Nations Air Express Inc relating to engines owned by an affiliated partnership and affiliates of the Managing General Partner of which $148,000 has been paid to the related affiliates at June 30,1997. The balance was paid in July 1997.

4.       NOTES PAYABLE

         During April 1994, the Partnership established a $4,000,000 loan facility with an unaffiliated, third-party lender ("Lender"), which was collateralized by the Partnership's one-half interest in the McDonnell Douglas MD-81 aircraft leased to USAirways, Inc. ("USAir") and the Partnership's Boeing 747-100 aircraft then leased to Continental with interest at a fixed rate (market interest rate on US Treasury bond with similar maturity + 2.75%) or floating at prime plus 1.5%.

         In July 1995, the Partnership and the Lender completed an extension of the commitment. Under the new agreement, the aggregate commitment remained at $4,000,000, the Partnership's ability to borrow under the facility was extended until May 1, 1997 and the floating interest rate charged under the facility was reduced to the Lender's prime rate plus .5%. The Lender released the Boeing 747-100 aircraft as collateral under the loan and received as substitute collateral a perfected security interest in the Partnership's MD-82 aircraft leased to TWA. At December 31, 1996, the outstanding loan balance was $1,218,000.

         In February 1997, the Partnership purchased five aircraft engines from an unaffiliated third party for $2,150,000 plus six engine cores from the former Kiwi aircraft which required overhaul, utilizing its then existing borrowing facility. The Lender charged the Partnership 1.50% over prime with respect to this borrowing and increased the rate on the other borrowings to 1.50% over prime. In April 1997, the Partnership obtained a new borrowing facility with a different lender. Under the terms of the new agreement, the Partnership will be able to borrow up to $7,500,000 at an interest rate of 1% over the lender's prime rate of interest. The lender's commitment is for a term of 36 months, at which time all principal will be due. The loan is collateralized by the Partnership's interest in the MD-82 aircraft leased to TWA. During the loan term, the Partnership will be required to pay interest on a monthly basis and maintain a minimum outstanding balance of $2,000,000. The Partnership used approximately $3.3 million of proceeds from this facility to retire the amounts previously outstanding and used an additional $3.9 million to finance hushkits for the two former Kiwi aircraft, one of which is leased to Nations Air Express Inc. and the other of which is leased to Sky Trek International Airlines, Inc..

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

         The amended complaint in the New York Limited Partnership Actions alleged, among other things, that, in connection with the sale of interests in the Partnership, PaineWebber and the Administrative General Partner (1) failed to provide adequate disclosure of the risks involved with each partnership; (2) made false and misleading representations about the safety of the investments and the partnerships' anticipated performance; and (3) marketed th epartnership to investors for whom such investments PaineWebber and the Administrative General Partner misrepresented financial information about the partnership's value and performance. The amended complaint alleged that PaineWebber and the Administrative General Partner violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

         On May 30, 1996, the District Court certified class action treatment of the plaintiffs' claims in the New York Limited Partnership Actions.

         In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties agreed to settle the case. A definitive settlement was signed in July 1996 and in March 1997, the District Court approved the settlement as fair and reasonable. Under the terms of the settlement, PaineWebber agreed to pay $125 million and additional consideration to class members. The investors who had objected to the settlement have appealed the District Court's approval to the United States Court of Appeals for the Second Circuit. In July 1997, the U.S. Court of Appeals for the Second Circuit affirmed the District Court's approval of the settlement.

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

         On September 30, 1996, Kiwi filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy code and the Partnership recovered the aircraft. The Partnership has a claim against Kiwi for all unpaid items under the leases as well as rejection damages. The Partnership filed an adversarial complaint seeking the Bankruptcy court's authority to use certain maintenance reserves ($1.6 million) collected from Kiwi. In April 1997, the Partnership won summary judgment in bankruptcy court permitting the use of the reserves. The Partnership is also involved in a litigation within the Kiwi bankruptcy with the company that acted as Kiwi's engine manager regarding each party's compliance with a settlement agreement entered into to facilitate the recovery of the aircraft and engines. The parties achieved a negotiated settlement in May 1997. (See Note 6, "Aircraft, Kiwi" for a complete description.)

         On December 5, 1996, an action was filed in the Court of Chancery of the State of Delaware in New Castle County entitled "Equity Resources Cambridge Partnership and its general partners. Equity Resources Cambridge Fund seeks access to the list of limited partners of the Partnership. On January 2, 1997 defendants answered the complaint denying the substantive allegations thereof and asserting several affirmative defenses. It is impossible to predict the outcome of this litigation, however, the General Partners do not believe that the outcome will have a material effect on the Partnership's financial statements, taken as a whole.

6.       AlRCRAFT

         Continental Airlines Leases During December 1988, the Partnership acquired a Boeing 727-200 advanced aircraft for a total purchase price of $8,025,000. The aircraft was originally subject to an operating lease with Continental Airlines, Inc. ("Continental"), scheduled to expire on

October 31, 1996. Continental and the Partnership extended the lease to June 1998 and reduced the monthly rate from $81,000 to $75,000.

         During December 1988, the Partnership acquired a Boeing 747-100 aircraft for a total purchase price of $17,847,000. The aircraft was originally subject to an operating lease with Continental, the term of which was originally scheduled to expire on April 30, 1996 with rental payable monthly, in advance, at the rate of $269,000.

         In January 1995, Continental announced that it was grounding certain aircraft, including the Boeing 747 Aircraft owned by the Partnership. Continental discontinued utilizing the 747 Aircraft, did not make any rental payments after January 1995 and returned the 747 Aircraft to the Partnership. During the quarter ended September 30, 1995, the Partnership and Continental completed the negotiation of a lease settlement agreement ("Lease Settlement"). Under the terms of the Lease Settlement, Continental agreed to pay the Partnership the amount otherwise due under the Lease as rent for the period February 1995 to August 1995 plus a discounted amount representing the amount of rent that would have been due under the lease for the period September 1, 1995 to April 30, 1996, the scheduled expiration date of the lease. Continental returned the Aircraft and engines in the return condition required by the lease. On October 16, 1995 the Partnership received the Lease Settlement proceeds totaling $3,906,000.

         A substantial portion of the proceeds were accounted for under the cost recovery method reducing the Partnership's net carrying value of the aircraft. The remaining gain on the lease settlement was offset by the related management fees accrued and thus no net gain or loss was recognized on the settlement. See TWA discussion below for a further discussion of the Boeing 747 aircraft.

         Trans World Airlines Leases During February 1989, the Partnership acquired a McDonnell Douglas MD-82 aircraft for a total purchase price of $21,017,000. The aircraft is subject to an operating lease with Trans World Airlines, Inc. ("TWA"). The lease which was originally scheduled to expire on April 23, 1993 was modified and under the terms of the lease amendment was extended until October 1, 1998 with rentals payable monthly, in advance, at the rate of $185,000 per month.

         Pursuant to the lease amendment, the Partnership reimbursed TWA for $225,000 of capital improvements and advanced $750,000 to TWA to finance certain major maintenance procedures. TWA is repaying the $750,000 to the Partnership over the remaining lease term, in equal monthly installments, with interest at a fixed rate of 9.68%. At June 30, 1997 the balance of the receivable was $208,000. All 1997 payments have been made by TWA.

         In mid-October 1994 because of operating and financial problems, TWA announced that it would seek a global restructuring of its capital by offering common stock for its debt securities preferred stock obligation and lease deferrals negotiated with aircraft lessors such as the Partnership ("Exchange Offer"). TWA and the Partnership agreed to a deferral of 50% of the original rent scheduled for November 1994 and 75% of the original schedule from December 1994 to April 1995 with originally scheduled payments resuming in May 1995. Additionally, TWA and the Partnership reached an agreement to extend the lease of the MD-82 aircraft by six years beyond the then scheduled expiration date to October 1, 2004 at the current lease rate at $185,000 per month. All rents deferred during the November 1994 to April 1995 period were repaid with interest at 12% from the date of the deferral over an 18 month period, which commenced May 1, 1995. On June 30, 1995, TWA filed a prepackaged reorganization plan under Chapter 11 of the U.S. Bankruptcy Code. On August 23, 1995, the reorganization plan, which included the foregoing lease modifications, was confirmed by the Bankruptcy Court, and TWA emerged from bankruptcy. Although TWA has made all rental payments and advance repayments, however, there can be no assurance that TWA will be able to meet its obligations in the future.

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

         Kiwi International Air Lines Inc. - Bankruptcy. The Partnership owns two Boeing 727-200 non-advanced aircraft, originally acquired in December 1988 for $6,308,000 per aircraft. In February 1994 and April 1994, the Partnership entered into leases with Kiwi, each originally for a term of approximately five years with rents payable monthly in advance at $55,000 per aircraft. The leases were modified in 1995 and extended to December 31, 1999. The leases also required Kiwi to pay maintenance reserves for airframe and engines, of $250 per flight hour, which could be drawn down by Kiwi for specific maintenance procedures. The aircraft were delivered in April and July 1994. In connection with the first Kiwi lease, the Partnership also acquired an additional aircraft engine, at a cost of $195,000, which was used as a spare by Kiwi on a utilization basis at $105 per flight hour of use. The Partnership invested an additional $3,108,000 for maintenance, aging aircraft modifications and other Kiwi requested modifications prior to delivery, $580,000 of which was funded by return condition settlement payments from the prior lessee. The leases allowed Kiwi to request that the aircraft be hushkitted by the Partnership at a cost of approximately $1.9 million each to obtain Stage III noise abatement status or terminate the lease.

         In June 1996, Kiwi agreed with the FAA to ground 25% of its fleet due to certain pilot training handbook deficiencies. In August 1996, Kiwi and the FAA resolved the deficiencies and Kiwi returned to full capacity. In addition to the FAA grounding, Kiwi was also negatively impacted by the market reaction to the Valujet incident. During 1996, Kiwi did not meet its financial goals. In July 1996, an institutional investor invested $4,000,000 in return for a convertible note due in March 1997, for up to 32% of Kiwi's common stock and two seats on Kiwi's Board of Directors. The institutional investor had options to invest an additional $6,000,000 in convertible preferred stock. Existing shareholders (including directors and employees) were to be given the opportunity to make additional investments.

         Kiwi requested and was granted by the Partnership a deferral of its August 1996 rental and July 1996 maintenance payments. Kiwi was subsequently unable to make its September rental and August maintenance payments and was placed in default by the Partnership.

         In late September, Kiwi proposed a restructuring of its obligations with certain creditors, including the Partnership. On September 30, 1996, Kiwi filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code ("Bankruptcy Code") and did not make any subsequent payments. The Kiwi leases accounted for approximately 19% of the Partnership's rental revenue in 1996 and the aircraft had net book values aggregating approximately $4,000,000 at December 31, 1996. The Partnership held maintenance deposits aggregating approximately $1,654,000, which were not sufficient to complete work required on the aircraft and the related engines to meet lease return conditions and make the aircraft leasable. On October 15, 1996, Kiwi ceased scheduled flight operations. The Bankruptcy Court approved Kiwi's motion to reject both leases as of November 15, 1996. The Partnership provided an allowance for bad debts in the amount of $240,000 relating to amounts due from Kiwi as of the bankruptcy date and did not record any revenue from Kiwi beyond that date. The Partnership recovered the aircraft and the spare engine in late 1996. Kiwi obtained debtor-in-possession financing and started up operations in early 1997.

         The Partnership filed a claim against Kiwi for all unpaid items in connection with the leases as well as rejection damages and filed a claim in Kiwi's bankruptcy case preserving its rights in the Kiwi estate. The Partnership also filed an adversarial complaint seeking the Bankruptcy Court's authority to utilize the maintenance reserves held ($1.6 million). In April 1997, the Partnership won a summary judgment in Bankruptcy Court permitting the use of the collected maintenance reserves. The maintenance reserves were reclassified from restricted cash to cash and cash equivalents and the maintenance reserve payable was applied against expenditures made to make the aircraft leasable. The spare engine was sold during the quarter ended March 31, 1997 for proceeds of $275,000. The Partnership was also involved in litigation within the Kiwi bankruptcy with the company who acted as Kiwi's engine manager regarding each party's compliance with a settlement agreement entered into to facilitate the recovery of the aircraft and engines. The parties achieved a negotiated settlement in May 1997.

         In July 1997, the Bankruptcy Court approved a proposal to purchase the assets of Kiwi submitted by a group which includes certain of the parties that had provided debtor-in-possession financing. Based upon the approved purchase price, it is likely that the Partnership will have little or no recovery of its bankruptcy claims.

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

         At the time of delivery to Nations, one of the installed engines belonged to Pegasus Aircraft Partners II, L.P., an affiliated partnership, and the other two engines belonged to affiliates of the Managing General Partner. The Partnership paid or will pay those entities for their share of the rents (in the aggregate $45,000 per month plus related reserves) while using such engines. The

 Partnership purchased five engines in January 1997 from an unaffiliated third party, three of which were installed on the aircraft in March - April 1997. Additionally, the Partnership hushkitted the aircraft at a cost of approximately $1.9 million and simultaneously extended the lease to April 2002 and increased the monthly lease rate from $65,000 to $105,000 effective April 1997. During 1997, Nations incurred operating problems and continued to struggle with liquidity and capitalization issues. Nations fell in arrears with respect to rent and maintenance reserves due and in July began making weekly payments of rent and maintenance reserves instead of monthly payments. In late July 1997, Nations stopped making weekly payments and stopped flying the aircraft shortly thereafter. Nations is in discussions with potential sources of capital. Nations is currently unable to fund a "C" check for the aircraft which is due shortly. If Nations is unable to obtain additional capital, the Partnership may recover the aircraft. At June 30, 1997, Nations owed the Partnership $130,000 with respect to the short-term lease of a Kiwi engine which had little economic life left before it would need an overhaul when it was delivered to Nations and for which amounts due had been accounted for as maintenance reserves.

         Sky Trek International Airlines, Inc. In February 1997, the Partnership entered into an agreement in principle to lease the second former Kiwi 727 aircraft to a start up airline, Sky Trek International Airline's Inc. ("Sky Trek").The lease was executed and the aircraft was delivered in late June 1997. The Sky Trek lease provides for rent $95,000 per month for a term of approximately 60 months. Sky Trek provided a lease deposit of $190,000 and will be obligated to fund maintenance reserves, in the aggregate, at a rate of $325 per flight hour. The Partnership completed a C check (including replacing time-controlled parts) at a cost of approximately $1,500,000 and has purchased a hushkit at a cost of $1,900,000.

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

         At June 30, 1997, the Partnership's unrestricted cash and cash equivalents exceeded declared but unpaid distributions to partners by $1,547,000. At December 31, 1996, the Partnership's unrestricted cash and cash equivalents exceeded declared, but unpaid, distributions to the partners by $873,000. The principal reason for the increase was the transfer from restricted cash of maintenance reserves held with respect to the former Kiwi aircraft (See Footnote 5, "Litigation" and Footnote 6, "Aircraft, Kiwi" for a description) and the Sky Trek security deposit partially offset by the fact that distributions to partners exceeded cash from operating activities, adjusted for collections of advances, debt service and capital expenditures(net of borrowings) during the six months ended June 30, 1997.

         Rent and other receivables increased by $43,000 from $660,000 at December 31, 1996 to $703,000 at June 30, 1997. This increase is due primarily to maintenance reserves due from Nations partially offset by the result of the continued repayments of advances by Continental and TWA.

         Prepaid expenses decreased by $17,000 from $35,000 at December 31, 1996 to $18,000 at June 30, 1997.

         Deferred rental income and deposits increased $206,000 from $676,000 at December 31, 1996, to $882,000 at June 30, 1997, primarily due to the collection of a security deposit ($190,000) from Sky Trek.

         Payable to affiliates increased by $66,000, from $484,000 at December 31, 1996 to $550,000 at June 30, 1997. The increase was attributable to the amounts due to related parties with respect to the engines originally delivered in connection with the lease of the Boeing 727-200 aircraft to Nations.

         During the three months ended June 30, 1997 the Partnership paid cash distributions pertaining to the first quarter. The quarterly distribution represented an annualized rate equal to 8% of contributed capital ($.40 per Unit).

         The amount of each distribution will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position. The distribution for the second quarter of 1997 was paid on July 25, 1997 at an annualized rate of 8% of contributed capital ($.40 per Unit).

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes, 75% of the cash distributions declared for the quarter ended June 30, 1997 (74% for the six months then ended), constituted a return of capital. Also, based on the amount of net income reported by the Partnership for accounting purposes, approximately 70% of the cash distributions paid to the partners from inception of the Partnership through June 30, 1997 constituted a return of capital. However, the total actual return on capital over the Partnership's life can only be determined at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized.

         In April 1994, the Partnership established a loan facility with a third party lender which expired in May 1996. In July 1996, the Partnership and the Lender completed an extension of the commitment. Under the new agreement, the aggregate commitment remained at $4,000,000, the Partnership's ability to borrow under the facility was extended until May 1, 1997 and the floating interest rate charged under the facility was reduced to the Lender's prime rate plus .5%. The Lender released the Boeing 747-100 aircraft as collateral under the loan and received a perfected security interest in the Partnership's MD-82 aircraft leased to TWA. In February 1997, the Partnership purchased five aircraft engines from an unaffiliated third party for $2,150,000 plus six engine cores from the former Kiwi aircraft which required overhaul. The Partnership utilized borrowing under its borrowing facility. The Lender charged the Partnership 1.50% over prime with respect to this borrowing and increased the rate on the other borrowings to the same rate. In April 1997, the Partnership consummated a new borrowing facility with a different lender. Under the terms of the new agreement, the Partnership will be able to borrow up to $7,500,000 at an interest rate of 1% over the lender's prime rate of interest. The lender's commitment is for a term of 36 months, at which time all principal will be due. The loan is collateralized by the Partnership's interest in the MD-82 aircraft leased to TWA. During the loan term, the Partnership will be required to pay interest on a monthly basis and maintain a minimum outstanding balance of $2,000,000. The Partnership used approximately $3.3 million of proceeds from this facility to retire the amounts previously outstanding and used an additional $3.9 million to finance hushkits for the two former Kiwi aircraft, one of which is leased to Nations Air Express Inc. and the other of which is leased to Sky Trek International Airlines, Inc.

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

         On October 15,1996, after filing for protection under Chapter 11 of the U.S. Bankruptcy Code on September 30, 1996, Kiwi ceased scheduled flight operations while still exploring financial alternatives. The court approved Kiwi's rejection of both of the Partnerships' leases as of November 15, 1996. The Partnership recovered the aircraft and delivered one to Nations and the second aircraft to Sky Trek. The Partnership purchased five engines at a cost of $2,150,000 plus the six cores from the two former Kiwi aircraft in February 1997 purchased an additional engine for $.6 million and expended or committed to expend approximately $3.4 million with respect to the Sky Trek aircraft including a hushkit. Additionally, in April 1997 the Partnership purchased a hushkit for the Nations aircraft at a price of approximately $1.9 million. At the same time the Nations lease was extended to April 2002 and the monthly rent was increased from $65,000 to $105,000. The Partnership utilized the maintenance reserves collected from Kiwi borrowings under its new facility to finance the Sky Trek and Nations expenditures. Additionally, during the quarter ended March 31, 1997, the Partnership sold the spare engine formerly leased to Kiwi for proceeds of $275,000. Nations fell behind in payments in mid-1997 and unless Nations can successfully restructure its obligations the Partnership may have to recover the aircraft which will require "C" check (estimated to cost $400,000). This may result in delays in redeployment which will impact Partnership cash flow. The General Partners will determine the amount of future cash distributions after assessing the Partnership's operating results, it obligations and other cash requirements.

Litigation

See Footnote Item 1, "Legal Proceedings" for a complete discussion of certain class action lawsuits and related settlement.

RESULTS OF OPERATIONS

         The Partnership's net income (loss) was $408,000 and $872,000 for the quarter and six months ended June 30, 1997 ("1997 Quarter" and "1997 Period", respectively) as compared to ($21,000) and $59,000 for the quarter and six months ended June 30, 1996 ("1996 Quarter" and "1996 Period", respectively).

         The increase in the Partnership's net income for the 1997 Quarter and 1997 Period resulted primarily from the maintenance expense incurred during the 1996 Quarter and 1996 Period in connection with the delivery of the 747-100 aircraft to TWA. The increase was primarily attributable to the rents earned with respect to the 747 aircraft(which was delivered in July 1996 and thus was not generating rent during the prior year periods)during the 1997 Quarter and 1997 Period net of the related depreciation incurred, offset by increases in interest expense, management and re-lease fees.

         Rental revenue increased by $499,000, and $728,000, or 34% and 25%, for the 1997 Quarter and 1997 Period respectively, as compared to the corresponding periods in the prior year. The increase is attributable to the rental income recognized with respect to the 747 aircraft, which was off lease for the entire 1996 Quarter and 1996 Period, partially offset by the fact that the former Kiwi aircraft delivered to Sky Trek in June 1997 was off lease for substantially all of the 1997 Quarter and 1997 Period.

         Interest income for the 1997 Quarter decreased by $41,000 and $86,000 or 65% and 62%, respectively, as compared to the 1996 Quarter and 1996 Period. This decrease was primarily attributable to the continued repayment of advances and deferrals pursuant to various repayment schedules reducing the balances on which interest income is earned.

         Depreciation and amortization increased $196,000 and $376,000, or 21% and 20%, for the 1997 Quarter and 1997 Period, respectively, in comparison to the 1996 Quarter and 1996

Period. The increase in the 1997 Quarter and 1997 Period was attributable to depreciation recognized during the 1997 Period with respect to the 747 aircraft remarketed to TWA in July 1996 (no depreciation was incurred during the prior year periods) partially offset by the off-lease status of one of the former Kiwi aircraft for substantially all of the 1997 Quarter and 1997 Period prior to delivery to Sky Trek. No depreciation is recognized with respect to off-lease aircraft.

         Management and re-lease fees incurred, increased $73,000 and $113,000, or 78% and 59%, for the 1997 Quarter and 1997 Period, respectively, in comparison to the 1996 Quarter and 1996 Period, due to increases in rental revenue and net income (adjusted for depreciation) increased by $11,000 and $17,000, or which serve as a bases for these fees.

         General and administrative expenses increased by $11,000 and $17,000, or by 22% and 16% in the 1997 Quarter and 1997 Period, respectively as compared to the 1996 Quarter and 1996 Period, which was consistent with the Partnership's operations.

         Interest expense increased by $123,000 and $148,000 in the 1997 Quarter and 1997 Period, respectively, as compared to the 1996 Quarter and 1996 Period, due principally to the increase in outstanding borrowings from $1,218,000 at December 31, 1996 to $7,271,000 at June 30, 1997. The borrowings were used to purchase replacement engines for the ex-Kiwi aircraft, as well as Stage 3 hushkits for the two ex-Kiwi aircraft in connection with the deliveries to Nations Air and Sky Trek.

         Direct lease expenses increased by $8,000 and $21,000 or 16% and 23% in the 1997 Quarter and 1997 Period, respectively, as compared to the 1996 Quarter and 1996 Period, due to certain Kiwi related costs incurred in the 1997 Quarter and 1997 Period partially offset by certain storage and insurance costs (relating to the 747 aircraft) incurred in the 1996 Quarter and 1996 Period.

         Aircraft maintenance expense of $382,000 and $669,000 was incurred in 1996 Quarter and 1996 Period, respectively, which reflected the work completed with respect to a maintenance check performed on the 747 aircraft prior to the delivery to TWA in July 1997. No such amount was incurred in the 1997 Quarter or 1997 Period.

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

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

         The amended complaint in the New York Limited Partnership Actions alleged, among other things, that, in connection with the sale of interests in the Partnership, PaineWebber and the Administrative General Partner (1) failed to provide adequate disclosure of the risks involved with each partnership; (2) made false and misleading representations about the safety of the investments and the partnerships' anticipated performance; and (3) marketed the partnership to investors for whom such investments were not suitable. The plaintiffs also alleged that following the sale of the partnership investments PaineWebber and the Administrative General Partner misrepresented financial information about the partnerships value and performance. The amended complaint alleged that PaineWebber and the Administrative General Partner violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

         On May 30, 1996, the District Court certified class action treatment of the plaintiffs' claims in the New York Limited Partnership Actions.

         In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties agreed to settle the case. A definitive settlement was signed in July 1996 and in March 1997, the District Court approved the settlement as fair and reasonable. Under the terms of the settlement, PaineWebber agreed to pay $125 million and additional consideration to class members. The investors who had objected to the settlement have appealed the District Court's approval to the United States Court of Appeals for the Second Circuit. In July 1997, the U.S. Court of Appeals for the Second Circuit affirmed the District Court's approval of the settlement.

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

         Three actions were filed in the District Court for Brazoria County, Texas, relating to the sale and sponsorship of interests in the Partnership and an affiliated partnership. The complaints make state law claims, specifically, common law fraud, conspiracy, violations of section 27.01 of the Texas Business and Commerce Code, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty, violations of the Texas Securities Act, and violations of the Texas Deceptive Trade Practices Act. The plaintiffs seek unspecified damages, including attorneys fees, reimbursement for all sums invested by them in the partnerships, exemplary damages, and treble damages under the Texas Deceptive Trade Practices Act. All three actions have been removed to federal court and two have been transferred to the District Court and consolidated under the title Mallia vs. PaineWebber, Inc. The third action has been dismissed with the consent of the parties on the grounds that it is duplicative of the two actions now before the federal court in New York.

         In February 1996, approximately 230 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs purchases of various limited partnership interests. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages. In September 1996, the California Superior Court dismissed many of the plaintiffs' claims as barred by the applicable statutes of limitation.

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

         On September 30, 1996, Kiwi filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy code and the Partnership recovered the aircraft. The Partnership has a claim against Kiwi for all unpaid items under the leases as well as rejection damages. The Partnership filed an adversarial complaint seeking the Bankruptcy court's authority to use certain maintenance reserves ($1.6 million) collected from Kiwi. In April 1997, the Partnership won summary judgment in bankruptcy court permitting the use of the reserves. In July 1997, the Bankruptcy Court approved a proposal to purchase the assets of Kiwi submitted by a group which includes certain of the parties that has provided debtor-in-possession financing. Based upon the approved purchase price, it is likely that the Partnership will have little or no recovery of its bankruptcy claims.

         The Partnership was also involved in a litigation within the Kiwi bankruptcy with the company that acted as Kiwi's engine manager regarding each party's compliance with a settlement agreement entered into to facilitate the recovery of the aircraft and engines. The parties achieved a negotiated settlement in May 1997. (See Note 6, "Aircraft" for a complete description.)

         On December 5, 1996, an action was filed in the Court of Chancery of the State of Delaware in New Castle County entitled "Equity Resources Cambridge Fund v. Pegasus Aircraft Partners, L.P. et al. The named defendants include the Partnership and its general partners. Equity Resources Cambridge Fund seeks access to the list of limited partners of the Partnership. On January 2, 1997, defendants answered the complaint denying the substantive allegations thereof and asserting several affirmative defenses. It is impossible to predict the outcome of this litigation, however, the General Partners do not believe that the outcome will have a material effect on the Partnership's financial statements, taken as a whole.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits and reports to be filed: none
         (b) The Partnership did not file any reports on Form 8-K during the second quarter of the fiscal year ending December 31, 1997.

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


                                     Pegasus Aircraft Partners, L.P.
                                     (Registrant)


                                     By: Air Transport Leasing, Inc.
                                         A General Partner


Date: August 12, 1997                    By: /s/ Joseph P. Ciavarella
                                             ---------------------------
                                             Joseph P. Ciavarella
                                             Vice President, Treasurer
                                             and Chief Financial
                                             and Accounting Officer