Form 10-Q
period 1997-09-30
PEGASUS AIRCRAFT PARTNERS L P
filed 1997-11-14
CIK 835900

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1997
                              -----------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

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

                         Pegasus Aircraft Partners, L.P.
                      Quarterly Report on Form 10-Q for the
                        Quarter Ended September 30, 1997



                                Table of Contents



                                                                                                   Page
                                                                                                   ----
  Part I          FINANCIAL INFORMATION

                  Item 1.    Financial Statements (unaudited)                                        2

                             Balance Sheets - September 30, 1997
                             and December 31, 1996                                                   2

                             Statements of Income for the three months
                             ended September 30, 1997 and 1996                                       3

                             Statements of Income for the nine months
                             ended September 30, 1997 and 1996                                       4

                             Statements of Partners' Equity for the nine
                             months ended September 30, 1997 and 1996                                5

                             Statements of Cash Flows for the nine
                             months ended September 30, 1997 and 1996                                6

                             Notes to Financial Statements                                           7

                  Item 2.    Management's Discussion and Analysis
                             of Financial Condition and Results
                             of Operations                                                          16


  Part II         OTHER INFORMATION

                  Item 1.    Legal Proceedings                                                      20
                  Item 5.    Other Events                                                           23
                  Item 6.    Exhibits and Reports on Form 8-K                                       23

                          Part I. FINANCIAL INFORMATION


Item 1. Financial Statements

                         PEGASUS AIRCRAFT PARTNERS, L.P.

           BALANCE SHEETS -- SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                   (unaudited)

                                     ASSETS

                                                              1997             1996
                                                              ----             ----
                                                         (in thousands except unit data)
   Cash and cash equivalents                                $  2,624         $  2,521
   Restricted cash                                                --            1,627
   Rent and other receivables, net (Note 6)                      511              660
   Aircraft, net (Notes 2, 6 and 7)                           28,985           26,315
   Prepaid expenses                                               25               35
                                                            --------         --------

       Total Assets                                         $ 32,145         $ 31,158
                                                            ========         ========

                        LIABILITIES AND PARTNERS' EQUITY

   LIABILITIES:
     Notes payable (Notes 4 and 7)                          $  7,271         $  1,218
     Accounts payable and accrued expenses                        83               73
     Payable to affiliates (Note 3)                              398              484
     Deferred rental income and deposits                         903              676
     Distributions payable to partners                         1,664            1,648
     Maintenance reserve payable                                 162            1,627
     Accrued interest payable                                     --                9
                                                            --------         --------
       Total Liabilities                                      10,481            5,735
                                                            --------         --------

   COMMITMENTS AND CONTINGENCIES (Notes 4, 5, 6 and 7)

   PARTNERS' EQUITY:
     General Partners                                           (579)            (542)
     Limited Partners (4,000,005 units outstanding)           22,243           25,965
                                                            --------         --------
       Total Partners' Equity                                 21,664           25,423
                                                            --------         --------

         Total Liabilities and Partners' Equity             $ 32,145         $ 31,158
                                                            ========         ========

                     The accompanying notes are an integral
                       part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                              STATEMENTS OF INCOME

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (unaudited)


                                                                          1997                  1996
                                                                          ----                  ----
                                                            (in thousands, except unit data and per unit amounts)
REVENUE:
   Rentals from operating lease                                         $    2,040               $    1,893
   Interest                                                                     34                       46
                                                                        ----------               ----------
                                                                             2,074                    1,939
                                                                        ----------               ----------

EXPENSES:
   Provision for decline in market value
     of aircraft                                                               200                       -
   Provision for bad debts (Note 6)                                             20                      240
   Depreciation and amortization                                             1,228                    1,148
   Management and re-lease fees (Note 3)                                       155                      133
   General and administrative (Note 3)                                          53                       44
   Interest expense                                                            179                       32
   Direct lease                                                                 22                       24
                                                                        ----------               ----------
                                                                             1,857                    1,621
                                                                        ----------               ----------

NET INCOME                                                              $      217               $      318
                                                                        ==========               ==========

NET INCOME ALLOCATED:

   To the General Partners                                              $        2               $        3
   To the Limited Partners                                                     215                      315
                                                                        ----------               ----------
                                                                        $      217               $      318
                                                                        ==========               ==========

NET INCOME PER LIMITED PARTNERSHIP UNIT                                 $      .06               $     . 08
                                                                        ==========               ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
PARTNERSHIP UNITS OUTSTANDING                                            4,000,005                4,000,005
                                                                        ==========               ==========

                     The accompanying notes are an integral
                       part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                              STATEMENTS OF INCOME

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (unaudited)


                                                                 1997              1996
                                                                 ----              ----
                                                  (in thousands, except unit data and per unit amounts)
REVENUE:
   Rentals from operating leases                              $    5,666        $    4,791
   Interest                                                           86               184
   Gain on sale of engine (Note 6)                                   177                --
                                                              ----------        ----------
                                                                   5,929             4,975
                                                              ----------        ----------

EXPENSES:
   Provision for decline in market value
     of aircraft                                                     200                --
   Provision for bad debts (Note 6)                                   20               240
   Depreciation and amortization                                   3,444             2,988
   Management and re-lease fees (Note 3)                             460               325
   General and administrative (Note 3)                               176               150
   Interest expense                                                  406               111
   Direct lease                                                      134               115
   Aircraft maintenance                                               --               669
                                                              ----------        ----------
                                                                   4,840             4,598
                                                              ----------        ----------


NET INCOME                                                    $    1,089        $      377
                                                              ==========        ==========

NET INCOME ALLOCATED:

   To the General Partners                                    $       11        $        4
   To the Limited Partners                                         1,078               373
                                                              ----------        ----------
                                                              $    1,089        $      377
                                                              ==========        ==========

NET INCOME PER LIMITED PARTNERSHIP UNIT                       $      .27        $      .09
                                                              ==========        ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
   PARTNERSHIP UNITS OUTSTANDING                               4,000,005         4,000,005
                                                              ==========        ==========

                     The accompanying notes are an integral
                       part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (unaudited)



                                                    General        Limited
                                                    Partners       Partners          Total
                                                    --------       --------          -----
                                                                (in thousands)
Balance, January 1, 1997                             $(542)        $ 25,965         $ 25,423

    Net income                                          11            1,078            1,089

    Distributions declared to partners                 (48)          (4,800)          (4,848)
                                                     -----         --------         --------

Balance, September 30, 1997                          $(579)        $ 22,243         $ 21,664
                                                     =====         ========         ========



Balance, January 1, 1996                             $(485)        $ 31,661         $ 31,176

    Net income                                           4              373              377

    Distributions declared to partners                 (48)          (4,800)          (4,848)
                                                     -----         --------         --------

Balance, September 30, 1996                          $(529)        $ 27,234         $ 26,705
                                                     =====         ========         ========

                     The accompanying notes are an integral
                       part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (unaudited)

                                                                    1997            1996
                                                                    ----            ----
                                                                      (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $ 1,089         $   377
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                3,444           2,988
       Provision for decline in market value of aircraft              200              --
       Provisions for bad debts                                        20             240
       Gain on sale of engine                                        (177)             --
       Change in assets and liabilities:
         Rent and other receivables                                   (28)            458
         Prepaid expenses                                              10            (153)
         Accounts payable and accrued expenses                         10             (25)
         Payable to affiliates                                        (86)           (242)
         Accrued interest payable                                      (9)             (5)
         Deferred rental income                                        37             (15)
         Unrestricted maintenance reserves payable                    162             248
                                                                  -------         -------
   Net cash provided by operating activities                        4,672           3,871
                                                                  -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of engine                                       275              --
   Capitalized aircraft improvements                               (6,412)           (611)
   Repayment of advances by lessees                                   157             223
                                                                  -------         -------
   Net cash used in investing activities                           (5,980)           (388)
                                                                  -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Transfers from restricted cash, net                              1,627              --
   Restricted maintenance reserves                                     27              --
   Application of maintenance reserves to restore aircraft         (1,654)             --
   Security deposit                                                   190             360
   Proceeds from notes payable                                      7,271              --
   Repayment of notes payable                                      (1,218)           (302)
   Cash distributions paid to partners                             (4,832)         (4,824)
                                                                  -------         -------
   Net cash provided by (used in) financing activities              1,411          (4,766)
                                                                  -------         -------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                               103          (1,283)

CASH AND CASH EQUIVALENTS
     AT BEGINNING OF PERIOD                                         2,521           4,081
                                                                  -------         -------
CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                                             $ 2,624         $ 2,798
                                                                  =======         =======
Supplementary schedule of cash flow information:
   Interest paid                                                  $   415         $   116
                                                                  =======         =======

                     The accompanying notes are an integral
                       part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997
                                   (unaudited)

1.       GENERAL

         The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the General Partners, necessary to fairly present the financial position of the Partnership as of September 30, 1997 and the results of its operations, changes in partners' equity, and cash flows for the nine months then ended.

         These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Partnership's annual audited financial statements for the year ended December 31, 1996.


2.       AIRCRAFT UNDER OPERATING LEASES

         The Partnership's net investment in aircraft as of September 30, 1997 and December 31, 1996 consisted of the following (in thousands):

                                                                     1997                  1996
                                                                     ----                  ----
         Aircraft on operating leases                               $ 71,203             $ 67,145
         Less:    Accumulated depreciation                           (39,180)             (36,095)
                  Reserve for decline in market
                    value of aircraft                                 (3,217)              (2,934)
                  Provision for maintenance cost                           -                 (178)
                  Net lease settlement proceeds
                    accounted for as cost recovery                    (3,673)              (3,673)
                                                                    --------             --------

                                                                      25,133               24,265
                                                                      ------               ------

         Aircraft held for lease                                    $ 10,171             $  7,817
         Less:    Accumulated depreciation                            (3,840)              (3,481)
                  Reserves for decline in market
                  value of aircraft and provision
                  for maintenance cost                                (2,479)              (2,384)
                                                                    --------             --------
                                                                       3,852                1,952
                                                                    --------             --------

         Aircraft engine                                                   -                  195
         Less:    Accumulated depreciation                                 -                  (97)
                                                                    --------             --------
                                                                           -                   98
         Aircraft, net                                              $ 28,985             $ 26,315
                                                                    ========             ========

3.       TRANSACTIONS WITH AFFILIATES

         Management Fees The General Partners are entitled to receive a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of release fees paid. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. The General Partners earned $28,000 and $81,000 of base management fees during the quarter and nine months ended September 30, 1997, respectively.

         The General Partners also are entitled to receive a quarterly subordinated incentive management fee in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees). Of this amount, 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. The General Partners earned $67,000 and $214,000 of incentive management fees during the quarter and nine months ended September 30, 1997, respectively.

         Re-lease Fee The General Partners are entitled to receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is made. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. The General Partners earned $60,000 and $165,000 of re-lease fees during the quarter and nine months ended September 30, 1997, respectively.

         All of the above fees are subordinated to the limited partners receiving an 8% annual non-cumulative return based upon original contributed capital. The Partnership did not record any fees related to the Nations rent for which a provision for bad debts was provided at September 30, 1997.

         Accountable General and Administrative Expenses The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. Such reimbursable expenses amounted to $12,000 and $37,000 during the quarter and nine months ended September 30, 1997, respectively, all of which were payable to the Administrative General Partner.

         Other During the nine months ended September 30, 1997, the Partnership purchased certain equipment and parts from a company owned by three directors of the Managing General Partner in the amount of $740,000. In addition, the Partnership paid $859,000 to a licensed maintenance provider in which affiliates of the Managing General Partner have an ownership interest. Additionally, during the nine months ended September 30, 1997, the Partnership received rental payments of $114,000 (including $45,000 received in advance in December 1996) and maintenance reserve payments of $115,000, from Nations Air Express Inc. relating to engines owned by an affiliated partnership and affiliates of the Managing General Partner which was paid to those related entities.

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

     In February 1997, the Partnership purchased five aircraft engines from an unaffiliated third party for $2,150,000 plus six engine cores from the former Kiwi aircraft which required overhaul, utilizing its then existing borrowing facility. The Lender charged the Partnership 1.50% over prime with respect to this borrowing and increased the rate on the other borrowings to 1.50% over prime. In April 1997, the Partnership obtained a new borrowing facility with a different lender. Under the terms of the new agreement, the Partnership will be able to borrow up to $7,500,000 at an interest rate of 1% over the lender's prime rate of interest. The lender's commitment is for a term of 36 months, at which time all principal will be due. The loan is collateralized by the Partnership's interest in the MD-82 aircraft leased to TWA. During the loan term, the Partnership will be required to pay interest on a monthly basis and maintain a minimum outstanding balance of $2,000,000. The Partnership used approximately $3.3 million of proceeds from this facility to retire the amounts previously outstanding and used an additional $3.9 million to finance hushkits for the two former Kiwi aircraft, one of which was leased to Nations Air Express Inc., prior to its recovery by the Partnership in September 1997, and the other of which is leased to Sky Trek International Airlines, Inc. (See Footnote 6, "Aircraft Leases" and Footnote 7, "Subsequent Event").


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

     The amended complaint in the New York Limited Partnership Actions alleged, among other things, that, in connection with the sale of interests in the Partnership, PaineWebber and the Administrative General Partner (1) failed to provide adequate disclosure of the risks involved with each partnership; (2) made false and misleading representations about the safety of the investments and the partnerships' anticipated performance; and (3) marketed the partnership to investors for whom such investments PaineWebber and the Administrative General Partner misrepresented financial information about the partnership's value and performance. The amended complaint alleged that PaineWebber and the Administrative General Partner violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

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

     Three actions were filed in the District Court for Brazoria County, Texas, relating to the sale and sponsorship of interests in the Partnership and an affiliated partnership. The complaints made state law claims, specifically, common law fraud, conspiracy, violations of section 27.01 of the Texas Business and Commerce Code, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty, violations of the Texas Securities Act, and violations of the Texas Deceptive Trade Practices Act. The plaintiffs sought unspecified damages, including attorneys' fees, reimbursement for all sums invested by them in the partnerships, exemplary damages, and treble damages under the Texas Deceptive Trade Practices Act. All three actions were removed to federal court and two were transferred to the District Court and consolidated under the title, Mallia vs. PaineWebber, Inc. The third action was dismissed with the consent of the parties on the grounds that it was duplicative of the two actions that were before the federal court in New York.

     In February 1996, approximately 230 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchases of various limited partnership interests. The complaint alleged, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $15 million plus punitive damages. In September 1996, the California Superior Court dismissed many of the plaintiffs' claims as barred by the applicable statutes of limitation.

     In June 1996, counsel for the Abbate plaintiffs instituted two additional actions containing allegations nearly identical to those set forth in Abbate. Bandrowski v PaineWebber Incorporated, et al, was filed in California Superior Court and Barstad v. PaineWebber Incorporated, et al, was filed in Arizona Superior Court. Collectively, the two additional actions were brought by approximately 50 plaintiffs and sought compensatory damages of approximately $4 million plus punitive damages. In March 1997, all of these actions were settled.

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

     On December 5, 1996, an action was filed in the Court of Chancery of the State of Delaware in New Castle County entitled "Equity Resources Cambridge Fund vs. Pegasus Aircraft Partners, L.P. et al. The named defendants include the Partnership and its general partners. Equity Resources Cambridge Fund seeks access to the list of limited partners of the Partnership. On January 2, 1997 defendants answered the complaint denying the substantive allegations thereof and asserting several affirmative defenses. It is impossible to predict the outcome of this litigation. However, the General Partners do not believe that the outcome will have a material effect on the Partnership's financial statements, taken as a whole.

6.       AIRCRAFT - LEASES

     CONTINENTAL AIRLINES LEASES During December 1988, the Partnership acquired a Boeing 727-200 advanced aircraft for a total purchase price of $8,025,000. The aircraft was originally subject to an operating lease with Continental Airlines, Inc. ("Continental"), scheduled to expire on October 31, 1996. In 1996, Continental and the Partnership extended the lease to June 1998 and reduced the monthly rate from $81,000 to $75,000.

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

     Pursuant to the lease amendment, the Partnership reimbursed TWA for $225,000 of capital improvements and advanced $750,000 to TWA to finance certain major maintenance procedures. TWA is repaying the $750,000 to the Partnership over the remaining lease term, in equal monthly installments, with interest at a fixed rate of 9.68%. At September 30, 1997 the balance of the receivable was $169,000. All 1997 payments have been made by TWA.

     In mid-October 1994 because of operating and financial problems, TWA announced that it would seek a global restructuring of its capital by offering common stock for its debt securities preferred stock obligation and lease deferrals negotiated with aircraft lessors such as the Partnership ("Exchange Offer"). TWA and the Partnership agreed to a deferral of 50% of the original rent scheduled for November 1994 and 75% of the original schedule from December 1994 to April 1995. Additionally, TWA and the Partnership reached an agreement to extend the lease of the MD-82 aircraft by six years beyond the then scheduled expiration date to October 1, 2004 at the current lease rate of $185,000 per month. All rents deferred during the November 1994 to April 1995 period were repaid with interest at 12% from the date of the deferral over an 18 month period, which commenced May 1, 1995. On June 30, 1995, TWA filed a prepackaged reorganization plan under Chapter 11 of the U.S. Bankruptcy Code. On August 23, 1995, the reorganization plan, which included the foregoing lease modifications, was confirmed by the Bankruptcy Court, and TWA emerged from bankruptcy. Although TWA has made all rental payments and advance repayments, TWA continues to incur substantial losses and its liquidity has declined. There can be no assurance that TWA will be able to meet its obligations in the future. TWA has accounted for approximately 58% of Partnership rental revenue in 1997.

     In July 1996, the Partnership delivered its Boeing 747-100 aircraft, formerly leased to Continental, to TWA subject to lease with a term of approximately four years. The lease provides for a monthly rent of $180,000. The Partnership incurred costs of approximately $1,280,000 in connection with the redelivery integration and maintenance of the 747 aircraft, of which $669,000 represented maintenance expense and $611,000 were capitalized expenditures. The Partnership received a security deposit of $360,000 from TWA with respect to the lease. TWA has entered into a fleet restructuring program that has resulted in grounding a substantial portion of its Boeing 747 aircraft, including the 747 leased from the Partnership.

     KIWI INTERNATIONAL AIR LINES INC. - BANKRUPTCY. The Partnership owns two Boeing 727-200 non-advanced aircraft, originally acquired in December 1988 for $6,308,000 per aircraft. In February 1994 and April 1994, the Partnership entered into leases with Kiwi, each originally for a term of approximately five years with rents payable monthly in advance at $55,000 per aircraft. The leases were modified in 1996 and extended to December 31, 1999. The leases also required Kiwi to pay maintenance reserves for airframe and engines, of $250 per flight hour, which could be drawn down by Kiwi for specific maintenance procedures. The aircraft were delivered to Kiwi in April and July 1994. In connection with the first Kiwi lease, the Partnership also acquired an additional aircraft engine, at a cost of $195,000, which was used as a spare by Kiwi on a utilization basis at $105 per flight hour of use. The Partnership invested an additional $3,108,000 for maintenance, aging aircraft modifications and other Kiwi requested modifications prior to delivery, $580,000 of which was funded by return condition settlement payments from the prior lessee. The leases allowed Kiwi to request that the aircraft be hushkitted by the Partnership at a cost of approximately $1.9 million each to obtain Stage III noise abatement status or terminate the lease.

     In June 1996, Kiwi agreed with the FAA to ground 25% of its fleet due to certain pilot training handbook deficiencies. In August 1996, Kiwi and the FAA resolved the deficiencies and Kiwi returned to full capacity. In addition to the FAA grounding, Kiwi was also negatively impacted by the market reaction to the Valujet incident. During 1997, Kiwi did not meet its financial goals. In July 1997, an institutional investor invested $4,000,000 in return for a convertible note due in March 1997, for up to 32% of Kiwi's common stock and two seats on Kiwi's Board of Directors. The institutional investor had options to invest an additional $6,000,000 in convertible preferred stock. Existing shareholders (including directors and employees) were to be given the opportunity to make additional investments.

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

     The Partnership filed a claim in Kiwi's bankruptcy case for all unpaid items in connection with the leases as well as rejection damages. The Partnership also filed an adversarial complaint seeking the Bankruptcy Court's authority to utilize the maintenance reserves held ($1.6 million). In April 1997, the Partnership won a summary judgment in Bankruptcy Court permitting the use of the collected maintenance reserves. The maintenance reserves were reclassified from restricted cash to cash and cash equivalents and the maintenance reserve payable was applied against expenditures made to make the aircraft leasable. The spare engine was sold during the quarter ended March 31, 1997 for proceeds of $275,000. The Partnership was also involved in litigation within the Kiwi bankruptcy with the company who acted as Kiwi's engine manager regarding each party's compliance with a settlement agreement entered into to facilitate the recovery of the aircraft and engines. The parties achieved a negotiated settlement in May 1997.

     In July 1997, the Bankruptcy Court approved a proposal to purchase the assets of Kiwi submitted by a group which includes certain of the parties that had provided debtor-in-possession financing. Based upon the approved purchase price, it is likely that the Partnership will have little or no recovery of its bankruptcy claims.

     NATIONS AIR EXPRESS, INC. On December 31, 1996, the Partnership delivered a 727-200, formerly leased to Kiwi, to Nations Air Express, Inc. ("Nations") subject to a lease for a term of approximately 36 months at a lease rate of $65,000 per month. Nations was also required to make initial maintenance reserve payments of approximately $347 per flight hour (to be reduced thereafter and used only for specific maintenance) and was obligated to complete the next phase "C" check without reimbursement from maintenance reserves.

     At the time of delivery to Nations, one of the installed engines belonged to Pegasus Aircraft Partners II, L.P., an affiliated partnership, and the other two engines belonged to affiliates of the Managing General Partner. The Partnership paid those entities for their share of the rents (in the aggregate $45,000 per month plus related reserves) while using such engines. The Partnership purchased five engines in February 1997 from an unaffiliated third party, three of which were installed on the aircraft in March - April 1997 and returned the affiliates' engines. The five engines were purchased for a price of $2,150,000 plus the six cores originally on the two 727's recovered from Kiwi. Additionally, the Partnership hushkitted the aircraft at a cost of approximately $1.9 million and simultaneously extended the lease to April 2002 and increased the monthly lease rate from $65,000 to $105,000 effective April 1997. During 1997, Nations incurred operating problems and continued to struggle with liquidity and capitalization issues. Nations fell in arrears with respect to rent and maintenance reserves due and in July began making weekly payments of rent and maintenance reserves instead of monthly payments. In late July 1997, Nations stopped making weekly payments and stopped flying the aircraft shortly thereafter. Nations was unable to fund a "C" check currently due and after Nations was unable to raise any additional financing, the Partnership recovered the aircraft in September 1997. At September 30, 1997, the Partnership had unfunded maintenance reserves due from Nations totaling approximately $400,000 and had provided an allowance for bad debts of $20,000 with respect to rents earned prior to the recovery of the aircraft. The Partnership recognized a provision for decline in market value of aircraft of $200,000 in the quarter ended September 30, 1997 with respect to the aircraft. The Partnership entered into an agreement in principle to lease this aircraft to a foreign freighted carrier. (See Footnote 7, "Subsequent Event")

     SKY TREK INTERNATIONAL AIRLINES, INC. In February 1997, the Partnership entered into an agreement in principle to lease the second former Kiwi 727 aircraft to a start up airline, Sky Trek International Airline's Inc. ("Sky Trek"). The lease was executed and the aircraft was delivered in late June 1997. The aircraft were delivered with two of the five engines purchased in January 1997 plus an additional engine purchased for $.6 million. The Sky Trek lease provides for rent of $95,000 per month for a term of approximately 60 months. Sky Trek provided a lease deposit of $190,000 and will be obligated to fund maintenance reserves, in the aggregate, at a rate of $325 per flight hour. The Partnership completed a C check (including replacing time-controlled parts) at a cost of approximately $1,500,000 and has purchased a hushkit at a cost of $1,900,000.


7.       SUBSEQUENT EVENT

         In November 1997, the Partnership entered into an agreement in principle to lease the aircraft formerly leased to Nations to a European freight carrier for a term of four years. The lease would provide for monthly rentals of $123,500 (subject to a reduction of approximately 10% after two years if the lessee exercises an option to extend the lease for an additional two years beyond the original expiration date) and airframe and landing gear reserves aggregating $85 per flight hour. Thelessee provided a $150,000 security deposit in November 1997. The lessee also has the right to extend the lease for an additional two years (if the above option is not exercised) at $95,000 per month. The Partnership has committed to spend approximately $2,600,000 for a "C" check and cargo conversion of the aircraft. The work will be performed and the aircraft parts provided by companies affiliated with the Managing General Partner or three of its directors and officers . The Partnership has entered into discussions with its lender to increase its borrowing facility from $7,500,000 to $10,000,000. Proceeds from the increased borrowing facility will be utilized to fund the work performed. The Managing General Partner believes that the Partnership has sufficient collateral to consummate the required borrowing. However, to the extent that a borrowing is not consummated, the Partnership will have to utilize cash from operations to fund the work and thus reduce cash distributions for several quarters.

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

     At September 30, 1997, the Partnership's unrestricted cash and cash equivalents exceeded declared but unpaid distributions to partners by $960,000. At December 31, 1996, the Partnership's unrestricted cash and cash equivalents exceeded declared, but unpaid, distributions to the partners by $873,000. The principal reason for the increase was the transfer from restricted cash of maintenance reserves held with respect to the former Kiwi aircraft (See Footnote 5, "Litigation" and Footnote 6, "Aircraft, Kiwi" for a description) and the Sky Trek security deposit partially offset by the fact that distributions to partners exceeded cash from operating activities, adjusted for collections of advances, debt service and capital expenditures (net of borrowings) during the nine months ended September 30, 1997.

     Rent and other receivables decreased by $149,000 from $660,000 at December 31, 1996 to $511,000 at September 30, 1997. This decrease was due primarily to the continued repayments of advances by Continental and TWA.

     Prepaid expenses decreased by $10,000 from $35,000 at December 31, 1996 to $25,000 at September 30, 1997.

     Deferred rental income and deposits increased $227,000 from $676,000 at December 31, 1996, to $903,000 at September 30, 1997, primarily due to the collection of a security deposit ($190,000) from Sky Trek.

     Payable to affiliates decreased by $86,000, from $484,000 at December 31, 1996 to $398,000 at September 30, 1997. The decrease was attributable to the payment of accrued fees to the Administrative General Partner. As part of the class action settlement, the fees and distributions earned by the Administrative General have been assigned by an affiliate to an escrow account for the benefit of class action members (See Note 5 "Litigation").

     During the three months ended September 30, 1997 the Partnership paid cash distributions pertaining to the second quarter. The quarterly distribution represented an annualized rate equal to 8% of contributed capital ($.40 per Unit).

     The amount of each distribution will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position. The distribution for the third quarter of 1997 was paid on October 24, 1997 at an annualized rate of 8% of contributed capital ($.40 per Unit).

     Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes, 87% of the cash distributions declared for the quarter ended September 30, 1997 (78% for the nine months then ended), constituted a return of capital. Also, based on the amount of net income reported by the Partnership for accounting purposes, approximately 71% of the cash distributions paid to the partners from inception of the Partnership through September 30, 1997 constituted a return of capital. However, the total actual return on capital over the Partnership's life can only be determined at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized.

     In April 1994, the Partnership established a loan facility with a third party lender which expired in May 1995. In July 1995, the Partnership and the Lender completed an extension of the commitment. Under the new agreement, the aggregate commitment remained at $4,000,000, the Partnership's ability to borrow under the facility was extended until May 1, 1997 and the floating interest rate charged under the facility was reduced to the Lender's prime rate plus .5%. The Lender released the Boeing 747-100 aircraft as collateral under the loan and received a perfected security interest in the Partnership's MD-82 aircraft leased to TWA. In February 1997, the Partnership purchased five aircraft engines from an unaffiliated third party for $2,150,000 plus six engine cores from the former Kiwi aircraft which required overhaul. The Partnership utilized borrowing under its borrowing facility. The Lender charged the Partnership 1.50% over prime with respect to this borrowing and increased the rate on the other borrowings to the same rate. In April 1997, the Partnership consummated a new borrowing facility with a different lender. Under the terms of the new agreement, the Partnership will be able to borrow up to $7,500,000 at an interest rate of 1% over the lender's prime rate of interest. The lender's commitment is for a term of 36 months, at which time all principal will be due. The loan is collateralized by the Partnership's interest in the MD-82 aircraft leased to TWA. During the loan term, the Partnership will be required to pay interest on a monthly basis and maintain a minimum outstanding balance of $2,000,000. The Partnership used approximately $3.3 million of proceeds from this facility to retire the amounts previously outstanding and used an additional $3.9 million to finance hushkits for the two former Kiwi aircraft, one of which was leased to Nations Air Express Inc. prior to its recovery by the Partnership in September 1997, and the other of which is leased to Sky Trek International Airlines, Inc. The Partnership may require additional financing to fund future maintenance work on the aircraft, or capital improvements such as cargo conversion.

     The Partnership is permitted to borrow up to 35% of the original offering proceeds for improvements, enhancement or maintenance of aircraft. Any such borrowings will only be made if the General Partners believe such borrowings will be in the best interests of the Partnership and will enhance or protect portfolio value. However, there can be no assurance that the Partnership would be able to obtain any additional borrowings, if required. The Partnership has entered into discussions with the lender to increase its borrowing facility from $7,500,000 to $10,000,000 to fund its cargo conversion and other work associated with a 727 aircraft scheduled to be delivered to a cargo carrier. The Managing General Partner believes that there is sufficient collateral to consummate such borrowing increase (See further discussion below and footnote 7, "Subsequent Event").

     On October 15,1996, after filing for protection under Chapter 11 of the U.S. Bankruptcy Code on September 30, 1996, Kiwi ceased scheduled flight operations while exploring financial alternatives. The court approved Kiwi's rejection of both of the Partnership's leases as of November 15, 1996. The Partnership recovered the aircraft and spare engine and delivered one aircraft to Nations and the second aircraft to Sky Trek. The Partnership purchased five engines at a cost of $2,150,000 plus the six cores from the two former Kiwi aircraft in February 1997. The Partnership also purchased an additional engine for $.6 million and expended approximately $3.4 million with respect to the Sky Trek aircraft including a hushkit. Additionally, in April 1997 the Partnership purchased a hushkit for the Nations aircraft at a price of approximately $1.9 million. At the same time the Nations lease was extended to April 2002 and the monthly rent was increased from $65,000 to $105,000. The Partnership utilized the maintenance reserves collected from Kiwi borrowings under its new facility to partially finance the Sky Trek and Nations expenditures. Additionally, during the quarter ended March 31, 1997, the Partnership sold the spare engine formerly leased to Kiwi for proceeds of $275,000. Nations fell behind in payments in mid-1997 and was unable to restructure its obligations to the Partnership. The Partnership recovered the aircraft in September 1997, but the aircraft will require a "C" check which may result in delays in redeployment. The Partnership entered into an agreement in principle to lease the aircraft to a European freight carrier for a term of four years. The Partnership has committed approximately $2.6 million to complete the work which includes cargo conversion, a "C" check and certain integration costs. The Partnership has entered into discussion with its lender to increase its borrowing facility from $7.5 million to $10 million. The Managing General Partner believes that there is sufficient collateral to consummate the borrowing increase. However, to the extent that a borrowing is not consummated, the Partnership will have to utilize cash from operations to fund the work and thus reduce cash distributions for several quarters. The General Partners will determine the amount of future cash distributions after assessing the Partnership's operating results, it obligations and other cash requirements.


Litigation

See Footnote Item 1, "Legal Proceedings" for a complete discussion of certain class action lawsuits and related settlement.


RESULTS OF OPERATIONS

         The Partnership's net income was $217,000 and $1,089,000 for the quarter and nine months ended September 30, 1997 ("1997 Quarter" and "1997 Period", respectively) as compared to $318,000 and $377,000 for the quarter and nine months ended September 30, 1996 (1996 Quarter and 1997 Period, respectively).

         The increase in the Partnership's net income in the 1997 Period as compared to the 1996 Period was primarily due to the fact that the Partnership incurred certain maintenance expense during the 1996 Period; no such similar amounts were incurred in the 1997 Period. The increase in rental income during the 1997 Quarter and 1997 Period was substantially offset by similar increases in depreciation and interest expense.

         Rental revenue increased by $147,000, and $875,000, or 8% and 18% in the 1997 Quarter and 1997 Period, respectively, as compared to the corresponding periods in the prior year. The increase in the 1997 Period as compared to the 1996 Period is attributable primarily to the fact that the 747 aircraft was off-lease for a substantial portion of the 1996 Period as well as the increase in lease rates attributable to the ex-Kiwi aircraft (the lease rate increases were due primarily to the enhancements to the aircraft made by the Partnership, primarily the hushkitting of the aircraft). This was partially offset by the fact that one of the ex-Kiwi aircraft was off-lease for a substantial portion of the 1997 Period prior to delivery to Falcon in June 1997 and that the Partnership did not accrue any rent after Nations ceased flying the aircraft during August 1997.

         Interest income for the 1997 Quarter and 1997 Period decreased by $12,000 and $98,000 or 26% and 53% as compared to the 1996 Quarter and 1996 Period. This decrease was primarily attributable to the continued repayment of advances and deferrals pursuant to various repayment schedules reducing the balances on which interest income is earned.

         Depreciation and amortization increased $80,000 and $456,000, or 7% and 15%, for the 1997 Quarter and 1997 Period, respectively, in comparison to the 1996 Quarter and 1996 Period. The increase in the 1997 Period was attributable to the depreciation associated with the 747 aircraft which was placed in service in July 1996 and which was off-lease for a substantial portion of the 1996 Period. The increase for the 1997 Quarter as compared to the 1996 Quarter, was attributable principally to depreciation associated with capitalized aircraft improvements made during 1997.

         Management and re-lease fees payable to the General Partners for the 1997 Quarter increased $22,000 and $135,000, or 17% and 42%, for the 1997
Quarter and 1997 Period, respectively, in comparison to the 1996 Quarter and 1996 Period. The increase was due primarily to an increase in rental income and net income (adjusted for depreciation) which provide the bases on which management and re-lease fees are calculated.

         General and administrative expenses increased by $9,000 and $26,000 or 20% and 17%, respectively, in the 1997 Quarter and 1997 Period as compared to the 1996 Quarter and 1996 Period which was consistent with the Partnership's operations.

         Interest expense increased by $147,000 and $295,000 in the 1997 Quarter and 1997 Period, respectively, as compared to the 1996 Quarter and 1996 Period, due principally to the increase in borrowings outstanding from approximately $1.2 million to approximately $7.3 million during 1997.

         Direct lease expenses decreased by $2,000 but increased by $19,000 or (8%) and 17% in the 1997 Quarter and 1997 Period, respectively, as compared to the 1996 Quarter and 1996 Period. The increase in the 1997 Period as compared to the 1996 Period was due to certain maintenance costs relating to the ex-Kiwi aircraft.

         Aircraft maintenance expense of $669,000 was incurred in the 1996 Period, which reflected the work completed with respect to a maintenance check performed on the 747 aircraft prior to the delivery to TWA in July 1997. No such amount was incurred in the 1997 Quarter or 1997 Period.

         During the 1997 quarter, the Partnership provided a provision for market decline in aircraft of $200,000 to reflect less value of the aircraft formerly leased to nations.

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

     Three actions were filed in the District Court for Brazoria County, Texas, relating to the sale and sponsorship of interests in the Partnership and an affiliated partnership. The complaints made state law claims, specifically, common law fraud, conspiracy, violations of section 27.01 of the Texas Business and Commerce Code, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty, violations of the Texas Securities Act, and violations of the Texas Deceptive Trade Practices Act. The plaintiffs sought unspecified damages, including attorneys fees, reimbursement for all sums invested by them in the partnerships, exemplary damages, and treble damages under the Texas Deceptive Trade Practices Act. All three actions were removed to federal court and two were transferred to the District Court and consolidated under the title Mallia vs. PaineWebber, Inc. The third action was dismissed with the consent of the parties on the grounds that it was duplicative of the two actions that were before the federal court in New York.

     In February 1996, approximately 230 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs purchases of various limited partnership interests. The complaint alleged, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $15 million plus punitive damages. In September 1997, the California Superior Court dismissed many of the plaintiffs' claims as barred by the applicable statutes of limitation.

     In June 1996, counsel for the Abbate plaintiffs instituted two additional actions containing allegations nearly identical to those set forth in Abbate. Bandrowski v PaineWebber Incorporated, et al, was filed in California Superior Court and Barstad v. PaineWebber Incorporated, et al, was filed in Arizona Superior Court. Collectively, the two additional actions were brought by approximately 50 plaintiffs and sought compensatory damages of approximately $4 million plus punitive damages. In March 1997, all of these actions were settled.

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

On September 30, 1997, Kiwi filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy code and the Partnership recovered the aircraft. The Partnership has a claim against Kiwi for all unpaid items under the leases as well as rejection damages. The Partnership filed an adversarial complaint seeking the Bankruptcy court's authority to use certain maintenance reserves ($1.6 million) collected from Kiwi. In April 1997, the Partnership won summary judgment in bankruptcy court permitting the use of the reserves. In July 1997, the Bankruptcy Court approved a proposal to purchase the assets of Kiwi submitted by a group which includes certain of the parties that has provided debtor-in-possession financing. Based upon the approved purchase price, it is likely that the Partnership will have little or no recovery of its bankruptcy claims.

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

Item 5     Other Events

     In September 1997, Richard S. Wiley purchased Richard W. Doust's interest in Pegasus Capital Corporation, the parent of the Pegasus Aircraft Management Corp., the Managing General Partner of the Partnership. Mr. Wiley now owns a controlling interest in PCC. Mr. Doust retains his position as a senior officer and director of the Managing General Partner.



Item 6.    Exhibits and Reports on Form 8-K

         (a)      Exhibits and reports to be filed:  none

         (b) The Partnership did not file a Form 8-K during the third quarter of the fiscal year ending December 31, 1997.

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


                               Pegasus Aircraft Partners, L.P.
                               (Registrant)


                               By:      Air Transport Leasing, Inc.
                                        A General Partner


Date: November 5, 1997                  By:     /s/ Joseph P. Ciavarella
                                                ------------------------
                                                Joseph P. Ciavarella
                                                Vice President, Treasurer
                                                and Chief Financial
                                                and Accounting Officer