Form 10-K
period 1997-12-31
PEGASUS AIRCRAFT PARTNERS L P
filed 1998-03-31
CIK 835900

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1997
                          ---------------------
                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                to
                              ----------------

Commission file number       0-17712
                      --------------

                         Pegasus Aircraft Partners, L.P.
                         -------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                       84-1099968
           --------                                       ----------
      (State of organization)                            (IRS employer
                                                          Identification No.)

      Four Embarcadero Center, 35th Floor
           San Francisco, California                          94111
           -------------------------                          -----
      (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code (415) 434-3900

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                     Limited Partnership Depositary Units
                     ------------------------------------
(Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      State the aggregate market value of the voting stock held by non-affiliates of the Registrant: Not applicable.

Pegasus Aircraft Partners, L.P.
Annual Report on Form 10-K for the
Fiscal Year Ended December 31, 1997

                               Table of Contents

                                                                            Page
                                                                            ----
Part I

Item 1      Business.......................................................   1
Item 2      Properties.....................................................  12
Item 3      Legal Proceedings..............................................  12
Item 4      Submission of Matters to a Vote
            of Security Holders............................................  14


Part II

Item 5      Market for Registrant's Common Equity
               and Related Stockholder Matters.............................  15
Item 6      Selected Financial Data........................................  16
Item 7      Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations...................................  16
Item 8      Financial Statements...........................................  F-1
Item 9      Changes in and Disagreements with
               Accountants on Accounting and
               Financial Disclosure........................................  23


Part III

Item 10     Directors and Executive Officers
               of the Registrant...........................................  23
Item 11     Executive Compensation.........................................  26
Item 12     Security Ownership of Certain
               Beneficial Owners and Management............................  26
Item 13     Certain Relationships and
               Related Transactions........................................  27


Part IV

Item 14     Exhibits, Financial Statement Schedules
               and Reports on Form 8-K.....................................  29

                                    PART I

Item 1. Business

General

      Pegasus Aircraft Partners, L.P. (the "Partnership" or the "Registrant") is a limited partnership organized under the laws of the State of Delaware on June 23, 1988. The general partners of the Partnership are Pegasus Aircraft Management Corporation, the Managing General Partner, a California corporation that is a wholly-owned subsidiary of Pegasus Capital Corporation, and Air Transport Leasing, Inc., the Administrative General Partner, a Delaware corporation that is a wholly-owned subsidiary of Paine Webber Group Inc. (collectively, the "General Partners")

      On October 18, 1988, the Partnership commenced an offering of limited partnership depositary units ("Units"). The $80,000,000 maximum offering size was reached during the first quarter of 1989. The Partnership incurred $8,441,000 of commissions and other expenses in connection with the sale of these Units.

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

      The Partnership is required to dissolve and distribute all of its assets no later than December 31, 2012. The Partnership had the right, subject to certain conditions, to reinvest the proceeds of sales of aircraft occurring prior to March 22, 1997. The net proceeds of any future sales of aircraft will be distributed to all partners.

Impact of the Year 2000 Issue

      The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. This could result in a system failure or miscalculations in the year 2000 causing disruptions of operations of the Partnership, its lessees, or general partners.

      The Partnership has already reviewed and identified its computer systems that are subject to Year 2000 risk. Accordingly, the Partnership has commenced the remediation of all software not Year 2000 compliant. The costs of such remediation is expensed as incurred and is not expected to be material to the Partnership's financial position or results of operations.

      The Partnership has also initiated communication with lessees and vendors to determine the extent to which the Partnership is vulnerable to those third parties' failures to remediate their own Year 2000 issues. The Partnership has not yet completed its communication with its lessees and vendors. As a result, the Partnership cannot determine at this time the extent, if any, to which the Partnership may be exposed to financial risk from the inability of the Partnership's lessees and vendors to remediate their own Year 2000 issues.

Outlook for the Airline and Aircraft Leasing Industries

      The US airline industry had another profitable year in 1997 which continued the industry's profitability trend. 1997 remained a strong year in aircraft production. The demand for used aircraft was reflected in, for the most part, stable lease rates for used aircraft. 1997 also continued a recent upward trend in aircraft production. Continental Airlines, Inc. ("Continental") continued to report positive financial results in 1997 and USAirways Group, Inc. ("US Air") continued to show financial improvements. Trans World Airlines significantly narrowed its loss in 1997, increased its liquidity and continued its fleet rationalization program. Although some analysts foresee a profitable 1998, TWA has yet to achieve substantial profitability. Aircraft leasing continues to be a highly competitive business and the Partnership's lessees continue to face significant competitive challenges.

Recent Partnership Developments

      Immediately below is a table which shows the December 1997 appraised value of the Partnership's aircraft to be approximately $45.9 million, or 57% of the portfolio's original acquisition cost (excluding acquisition fees) increased by capital expenditures (and net of maintenance reserves collected from lessees applied against aircraft maintenance checks and aircraft capital improvements) since acquisition. Based on these appraised values, the Partnership's net asset value at December 31, 1997 was equal to $8.36 per Unit. It should be noted that these are only estimates of values at that date and not necessarily representative of the values that will ultimately be realized when these aircraft are disposed of, nor does this represent the values that may be realized upon the disposition of a Unit.

Aircraft Portfolio

      The following table describes the Partnership's aircraft portfolio at December 31, 1997:

                                                          December       Current
                                                            1997          Lease     Original   Noise      Cumulative  Cumulative
Current           Aircraft     Ownership   Acquisition    Appraised    Expiration   Delivery  Abatement     Flight     Flight
Lessee             Type        Interest      Costs (1)     Value (2)      Date (3)    Date    Compliance     Hours (4) Cycles (4)
------             ----        --------      ---------     ---------      --------    ----    ----------   ----------- ----------
                                          (in millions)  (in millions)
Aircraft on Operating Leases
----------------------------
Continental     Boeing 727-200
Airlines, Inc.  Advanced         100%        $ 8.0         $ 3.0           6/98        1974      Stage 2     67,636     44,719

Trans World
Airlines, Inc.  Boeing 747-100   100          18.4           8.2           7/00        1970      Stage 2(5)  83,477     16,436

Trans World     McDonnell
Airlines, Inc.  Douglas MD-82    100          21.3          15.4          10/04        1983      Stage 3     45,833     23,698

USAirways       McDonnell
Group, Inc.     Douglas MD-81     50(6)       10.0           6.2          06/01        1982      Stage 3     43,528     39,104

                Boeing 727-200
(7)             Non-Advanced     100          11.5           7.5           3/02        1969      Stage 3     64,915     51,356

Sky Trek
International
Airlines,       Boeing 727-200
Inc.            Non-Advanced     100          11.5           5.6          06/02        1969      Stage 3     62,528     49,859
                                              ----           ---

                                             $80.7         $45.9
                                             =====         =====

Notes:   (1)   Acquisition costs do not include acquisition related fees of
               $2.0 million paid to the General Partners. The amounts shown include additional investments in the respective aircraft which aggregated approximately $11.4 million, of which $7.8 million was made in 1997 in respect of the two Boeing 727-200 non-advanced aircraft, net of the application of $1.7 million of maintenance reserves collected.

         (2) The December 1997 appraised values were determined by an independent aircraft appraisal firm. Appraised values include the present value of rents due under leases in place plus the present value of an estimated residual value for the aircraft at the end of the lease. It should be noted that appraisals are only estimates of value and should not be relied on as measures of realizable value.

         (3) Lease expiration dates do not include renewal options. During 1997, US Airways Group Inc., (USAir) exercised its option to renew its lease for three years.

         (4) The number of cumulative flight cycles and cumulative flight hours shown are as of December 31, 1997.

         (5) The Boeing 747 currently complies with Stage 3 requirements if it is flown with certain operating restrictions.

         (6) The remaining one-half beneficial interest is owned by Pegasus Aircraft Partners II, L.P., an affiliated partnership.

         (7) This aircraft was delivered to Nationsair, Inc. ("Nations") on December 31, 1996 and recovered in September 1997 after Nations stopped making payments. The Partnership entered into an agreement in principle to lease the aircraft to TNT Transport International B.V. for a term of approximately 4 years. The Partnership committed $2.6 million to complete a maintenance check and cargo conversion. At December 31, 1997, the Partnership invested $1.3 million which is reflected in acquisition costs. The appraised value at December 31, 1997 reflects such investment

      The following is a description of the principal financial terms of the leases listed in the table.

      CONTINENTAL AIRLINE LEASES During December 1988, the Partnership acquired a Boeing 727-200 advanced aircraft for a total purchase price of $8,025,000 which as of December31, 1997 was subject to a lease with Continental providing for rentals of $75,000 per month through June30, 1998, the scheduled expiration date.

      During December 1988, the Partnership acquired a Boeing 747-100 aircraft for a total purchase price of $17,847,000. The aircraft was originally subject to an operating lease with Continental, the term of which was originally scheduled to expire on April30, 1996.

      In January 1995, Continental announced that it was grounding certain aircraft, including the Boeing 747 Aircraft owned by the Partnership. Continental discontinued utilizing the 747 Aircraft, did not make any rental payments after January 1995 and returned the 747 Aircraft to the Partnership. During the quarter ended September30, 1995, the Partnership and Continental completed the negotiation of a lease settlement agreement ("Lease Settlement"). Under the terms of the Lease Settlement, Continental agreed to pay the Partnership the amount otherwise due under the Lease as rent for the period February 1995 to August 1995 plus a discounted amount representing the amount of rent that would have been due under the lease for the period September1, 1995 to April30, 1996, the scheduled expiration date of the lease. Continental returned the Aircraft and engines in the return condition required by the lease. On October16, 1995 the Partnership received the Lease Settlement proceeds totaling $3,906,000.

      A substantial portion of the proceeds were accounted for under the cost recovery method reducing the Partnership's net carrying value of the aircraft. The remaining gain on the lease settlement was offset by the related management fees accrued and thus no net gain or loss was recognized on the settlement. See TWA discussion below for a further discussion of the Boeing 747 aircraft.

      TRANS WORLD AIRLINES LEASES During February 1989, the Partnership acquired a McDonnell Douglas MD-82 aircraft for a total purchase price of $21,017,000 which as of December31, 1997 was subject to a lease with Trans World Airlines, Inc. ("TWA") providing for rentals of $185,000 per month for a term scheduled to expire in September 2004.

      Pursuant to a lease amendment in 1993, the Partnership reimbursed TWA for $225,000 of capital improvements and advanced $750,000 to TWA to finance certain major maintenance procedures. TWA is repaying the $750,000 to the Partnership through September 1, 1998, in equal monthly installments, with interest at a fixed rate of 9.68%. At December31, 1997 the balance of the receivable was $128,000. All 1998 payments to date have been made by TWA.

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

      In July 1996, the Partnership delivered its Boeing 747-100 aircraft, formerly leased to Continental, to TWA under a lease with a term of approximately four years. The lease provides for a monthly rent of $180,000. The Partnership incurred costs of approximately $1,280,000 in connection with the redelivery, integration and maintenance of the 747 aircraft, of which $669,000 represented maintenance expense and $611,000 were capitalized expenditures. The Partnership received a security deposit of $360,000 from TWA with respect to the lease. TWA has entered into a fleet restructuring program that has resulted in grounding a substantial portion of its Boeing 747 aircraft, including the Boeing 747 leased from the Partnership. While TWA did show some improvement in 1997, lowering its loss and increasing its liquidity, it has yet to achieve consistent earnings. TWA has continued to make lease payments with respect to the aircraft.

      To date, TWA has made all rental payments and advance repayments. TWA accounted for approximately 58% of Partnership rental revenue in 1997.

      US AIRWAYS GROUP INC (USAir) During March 1989, the Partnership acquired one-half of the beneficial interest in a trust ("Trust") that is the owner/lessor of a McDonnell Douglas MD-81 aircraft ("USAir Aircraft") for a total purchase price of $9,999,000. The remaining one-half interest in the Trust is owned by Pegasus Aircraft Partners II, L.P, an affiliated partnership. The USAir aircraft is subject to an operating lease with USAir, the term of which was originally scheduled to expire on June 1, 1998. Rental payments are payable quarterly at a rate of $304,000 (for the Partnership's one-half interest in the aircraft). During 1997, USAir exercised its option to renew the lease at the same lease rate for a period of three years to June 1, 2001. The lessee also has three additional one-year renewal options at fair market rental rates. The lessee may elect to purchase the aircraft at fair market value at the end of any renewal term. The Aircraft was purchased subject to a tax benefit transfer lease ("TBT Lease"), which provided for the transfer of certain tax benefits to a tax lessor. The Trust, as owner of the aircraft and tax lessee under the TBT Lease, has agreed to indemnify the tax lessor for the loss of the tax benefits in certain circumstances and posted a letter of credit to secure the obligation under such indemnification. Under the operating lease, USAir has assumed all obligations, liabilities and indemnities of the Trust to the tax lessor and has indemnified the Trust for its obligations to the tax lessor except those arising from breaches by the Trust of covenants under the operating lease. USAir has not posted a letter of credit to collateralize this obligation. As a result of the foregoing, if the tax lessor draws on the letter of credit as a result of action by the lessee, the Partnership and Pegasus Aircraft Partners II, L.P. through the Trust will be responsible for the loss to the tax lessor until and if the lessee performs under its indemnification. There have been no calls on the Trust's letter of credit as of December 31, 1997.

      The tax lessor is entitled to call on the letter of credit whether its loss of tax benefits is caused by Pegasus Aircraft Partners II, L.P. or the Partnership, and Pegasus Aircraft Partners II, L.P. and the Partnership have agreed to indemnify each other for any loss occasioned by the acts of the other.

      KIWI INTERNATIONAL AIR LINES INC. - BANKRUPTCY. The Partnership owns two Boeing 727-200 non-advanced aircraft, originally acquired on December 1988 for $6,308,000 per aircraft. In February 1994 and April 1994, the Partnership entered into leases with Kiwi, each originally for a term of approximately five years with rents payable monthly in advance at $55,000 per aircraft. The leases were modified in 1996 and extended to December 31, 1999. The leases also required Kiwi to pay maintenance reserves for airframe and engines, of $250 per flight hour, which could be drawn upon by Kiwi for specific maintenance procedures. The aircraft were delivered in April and July 1994. In connection with the first Kiwi lease, the Partnership also acquired an additional aircraft engine, at a cost of $195,000, which was used as a spare by Kiwi on a utilization basis at $105 per flight hour of use. The Partnership invested an additional $3,108,000 for maintenance, aging aircraft modifications and other Kiwi requested modifications prior to delivery, $580,000 of which was funded by return condition settlement payments from the prior lessee. The leases allowed Kiwi to request that the aircraft be hushkitted by the Partnership.

      During 1996 in part, because of the grounding of certain aircraft by the FAA as the result of pilot handbook deficiencies and the market reaction to the Valujet incident, Kiwi did not meet its financial goals. Kiwi requested and was granted by the Partnership a deferral of its August 1996 rental and July 1996 maintenance payments. Kiwi was also unable to make its September rental and August maintenance payments and was placed in default by the Partnership.

      On September 30, 1996, Kiwi filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code ("Bankruptcy Code") and did not make any subsequent payments. The Kiwi leases accounted for approximately 19% of the Partnership's rental revenue in 1996. At December 31, 1996 the Partnership held maintenance deposits aggregating approximately $1,627,000, which were not sufficient to complete work required on the aircraft and the related engines to meet lease return conditions and make the aircraft leasable. On October 15, 1996, Kiwi ceased schedule flight operations. The Bankruptcy Court approved Kiwi's motion to reject both leases as of November 15, 1996. In 1996, The Partnership provided an allowance for bad debts in the amount of $240,000 relating to amounts due from Kiwi as of the bankruptcy date and did not record any revenue beyond that date. The Partnership recovered the aircraft and the spare engine in late 1996.

      The Partnership filed a claim in Kiwi's bankruptcy case for all unpaid items in connection with the leases as well as rejection damages. The Partnership also filed an adversarial complaint seeking the Bankruptcy Court's authority to utilize the maintenance reserves held ($1.6 million). In April 1997, the Partnership won a summary judgment in Bankruptcy Court permitting the use of the collected maintenance reserves. The maintenance reserves were reclassified from restricted cash to cash and cash equivalents and the maintenance reserve payable was applied against expenditures made to make the aircraft leasable. The spare engine was sold during the quarter ended March 31, 1997 for proceeds of $275,000. The Partnership was also involved in litigation with the company who acted as Kiwi's engine manager regarding each party's compliance with a settlement agreement entered into to facilitate the recovery of the aircraft. The parties achieved a negotiated settlement in May 1997 by the payment by the Partnership of amounts due and the receipt by the Partnership of services provided.

      In July 1997, the Bankruptcy Court approved a proposal to purchase the assets of Kiwi submitted by a group which includes certain of the parties that had provided debtor-in-possession financing. Based upon the approved purchase price, it is likely that the Partnership will have little or no recovery of its bankruptcy claims.

      Nations Air Express, Inc. On December 31, 1996, the Partnership delivered a Boeing 727-200 aircraft, formerly leased to Kiwi, to Nations Air Express Inc. ("Nations") subject to a lease for a term of approximately 36 months at a lease rate of $65,000 per month. Nations was also required to make maintenance reserve payments of approximately $347 per flight hour (to be reduced thereafter and used only for specific maintenance) and was obligated to complete the next phase "C" check without reimbursement from maintenance reserves.

      At the time of its delivery to Nations, because of Kiwi's noncompliance with lease return condition provisions and the need to deliver the aircraft quickly, the Partnership delivered the aircraft with one engine which belonged to Pegasus Aircraft Partners II, L.P., an affiliated partnership, and two engines which belonged to affiliates of the Managing General Partner. The Partnership paid those entities for their share of the rents (in the aggregate of $45,000 per month plus related reserves) while using such engines. The Partnership purchased five rebuilt engines in January 1997 from an unaffiliated third party, three of which were installed on the aircraft in March and April 1997. Additionally, the Partnership hushkitted the aircraft at a cost of approximately $1.9 million and simultaneously extended the lease to April 2002 and increased the monthly lease rate from $65,000 to $105,000 effective April 1997. During 1997, Nations incurred operating problems and struggled with adequate liquidity and capitalization requirements. Nations fell in arrears with respect to rent and maintenance reserves due and in July 1997 began making weekly payments of rent and maintenance reserves instead of monthly payments. In late July 1997, Nations stopped making weekly payments and stopped flying the aircraft shortly thereafter. Nations was unable to fund a "C" check then due and after Nations was unable to raise any additional financing, the Partnership recovered the aircraft in September 1997. At December 31, 1997, the Partnership had unfunded maintenance reserves due from Nations totaling $400,000 (which are not reflected on the financial statements) and had provided an allowance for bad debts of $20,000 with respect to rents earned prior to the recovery of the aircraft. In addition, the Partnership provided a writedown of $200,000 with respect to the aircraft at December 31, 1997.

      SKY TREK INTERNATIONAL AIRLINES, INC. In February 1997, the Partnership entered into an agreement in principle to lease the second former Kiwi 727 aircraft to a start up airline, Sky Trek International Airlines Inc. ("Sky Trek"). The lease was executed and the aircraft was delivered in late June 1997. The Sky Trek lease provides for rent of $95,000 per month for a term of approximately 60 months. Sky Trek provided a security deposit of $190,000 and will be obligated to fund maintenance reserves, in the aggregate, at a rate of $325 per flight hour. The Partnership completed a C check (including replacing time-controlled parts) at a cost of approximately $1,500,000 (before the application of maintenance reserves to restore the aircraft of $888,000) and has purchased a hushkit at a cost of $1,900,000. Two of the five engines purchased in January 1997 (see Nations discussion) were installed on the aircraft and the Partnership purchased an additional engine, at a cost of $625,000 for the aircraft prior to delivery to Sky Trek. The Partnership provided a writedown of $150,000 with respect to the aircraft at December 31, 1997.

      TNT TRANSPORT INTERNATIONAL B.V. In November 1997, the Partnership entered into an agreement in principle to lease the aircraft formerly leased to Nations to a European freight carrier, TNT Transport International B.V. ("TNT") for a term of four years. The lease would provide for monthly rentals of $123,500 (subject to a reduction of approximately 10% after two years if TNT exercises an option to extend the lease for an additional two years beyond the original expiration date) and airframe and landing gear reserves aggregating $85 per flight hour. As of December 31, 1997, TNT had provided a $150,000 security deposit. TNT also has the right to extend the lease for an additional two years (if the above option is not exercised) at $95,000 per month. The Partnership committed to spend approximately $2.6 million for a "C" check and cargo conversion of the aircraft of which $1.3 million had been expended at December 31, 1997 (before the application of maintenance reserves to restore the aircraft of $854,000). The work was performed and the aircraft parts provided by companies affiliated with the Managing General Partner or its President and Director. The Partnership reached an agreement in principle with its lender to increase its borrowing facility from $7,500,000 to $10,000,000 to finance this work. The aircraft was delivered in March 1998. (See Item 8, Footnote 12, "Subsequent Events").

Significant Lessees

      The Partnership leased its aircraft to five different airlines during 1997. Revenues from each of the airlines below accounted for greater than 10% of the total rental revenues of the Partnership during 1997:

            Airline                    Percent of Total Rental Revenues
            -------                    --------------------------------
      TransWorld Airlines, Inc.                         58%
      USAirway Group, Inc.                              16%
      Continental Airlines, Inc.                        12%

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

      Overall, the General Partners believe that the increased maintenance costs mandated for older aircraft may have some impact on re-lease and resale values for these aircraft, but mitigating this, compliance with the ADs should also serve to prolong the revenue lives of the affected aircraft.

Aircraft Noise Regulations

      On November 5, 1990, Congress enacted into law the Airport Noise and Capacity Act of 1990 (the "Act"). On September 24, 1991, the FAA issued the final rules of implementation for the Act. The Act provides that Stage 2 aircraft will be phased out from operation within United States airspace as of December 31, 1999.

      Implementing regulations proposed by the FAA would require each United States operator to increase its Stage 3 airplane fleet to 50 percent by December 31, 1996; to 75 percent by December 31, 1998 and to 100 percent by December 31, 1999.

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

      Certain airlines have determined that it is economically feasible to hushkit certain Stage 2 aircraft to achieve Stage 3 noise standards. The Partnership continues to monitor the marketplace based upon the availability of aircraft, pricing for Stage 2 and Stage 3 aircraft and the timetable for implementation of Stage 3, to best position the Partnership's aircraft for continued and future deployment. Two of the Partnership's three 727-200 aircraft have been hushkitted.

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

Item 3. Legal Proceedings

      In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York ("District Court") concerning Paine Webber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against Paine Webber Incorporated and Paine Webber Group, Inc. (together, "Paine Webber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re: Paine Webber Limited Partnerships Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Air Transport Leasing, Inc., an affiliate of Paine Webber and the Administrative General Partner in the Partnership ("Administrative General Partner").

      The amended complaint in the New York Limited Partnership Actions alleged, among other things, that, in connection with the sale of interests in the Partnership, Paine Webber and the Administrative General Partner (1) failed to provide adequate disclosure of the risks involved with each partnership; (2) made false and misleading representations about the safety of the investments and the partnership's anticipated performance; and (3) marketed the partnership to investors for whom such investments were not suitable. The plaintiffs also alleged that following the sale of the partnership investments Paine Webber and the Administrative General Partner misrepresented financial information about the partnership's value and performance. The amended complaint alleged that Paine Webber and the Administrative General Partner violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by Paine Webber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

      On May 30, 1995, the District Court certified class action treatment of the plaintiffs' claims in the New York Limited Partnership Actions.

      In January 1996, Paine Webber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties agreed to settle the case. A definitive settlement was signed in July 1996 and in March 1997, the District Court approved the settlement as fair and reasonable. Under the terms of the settlement, Paine Webber agreed to pay $125 million and certain additional consideration to class members. The investors who had objected to the settlement appealed the District Court's approval to the United States Court of Appeals for the Second Circuit. In July 1997, the U.S. Court of Appeals for the Second Circuit affirmed the District Court's approval of the settlement. The District Court must still determine the extent of attorney's fees to be awarded to Plaintiffs' counsel which will be paid from the settlement fund, so that the remainder of the monies can be distributed to class members.

      In April 1995, two investors in the Pegasus limited partnerships filed a purported class action in the Circuit Court of the State of Illinois for Cook County entitled Robert M. Jacobson, et al. v. Paine Webber, Inc., et al., making allegations substantially similar to those in the New York Limited Partnership Actions, but limited in subject matter to the sale of the Pegasus partnerships, and without a RICO claim. The Illinois case has been dismissed.

      Three actions were filed in the District Court for Brazoria County, Texas, relating to the sale and sponsorship of interests in the Partnership and an affiliated partnership. The complaints make state law claims, specifically, common law fraud, conspiracy, violations of section 27.01 of the Texas Business and Commerce Code, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty, violations of the Texas Securities Act, and violations of the Texas Deceptive Trade Practices Act. The plaintiffs sought unspecified damages, including attorneys' fees, reimbursement for all sums invested by them in the partnerships, exemplary damages, and treble damages under the Texas Deceptive Trade Practices Act. All three actions were removed to federal court and two were transferred to the District Court for the Southern District of New York and consolidated under the title, Mallia vs. Paine Webber, Inc. The third action was dismissed with the consent of the parties on the grounds that it was duplicative of the two actions were before the federal court in New York.

      In February 1996, approximately 230 plaintiffs filed an action entitled Abbate v. Paine Webber Inc. in Sacramento, California Superior Court against Paine Webber Incorporated and various affiliated entities concerning the plaintiff's purchases of various limited partnership interests. The complaint alleged, among other things, that Paine Webber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $15 million plus punitive damages. In September 1996, the California Superior Court dismissed many of the plaintiffs' claims as barred by the applicable statutes of limitation.

      In June 1996, counsel for the Abbate plaintiffs instituted two additional actions containing allegations nearly identical to those set forth in Abbate. Bandrowski v Paine Webber Incorporated, et al, was filed in California Superior Court and Barstad v. Paine Webber Incorporated, et al, was filed in Arizona Superior Court. Collectively, the two additional actions are brought by approximately 50 plaintiffs and sought compensatory damages of approximately $4 million plus punitive damages. In March 1997, the Abbate, Bandrowski and Barstad actions were settled.

      Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, Paine Webber and its affiliates, including the Administrative General Partner could be entitled to indemnification from the Partnership for expenses and liabilities in connection with the above actions. Paine Webber and its affiliates have agreed to not seek any indemnification from the Partnership for any amounts payable in connection with the New York Limited Partnership actions.

      The General Partners believe that if indemnification is sought, the Abbate, Bandrowski and Barstad actions will not have a material effect on the Partnership's financial statements, taken as a whole.

      On September 30, 1996, Kiwi filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code and the Partnership recovered the aircraft. See Item 8, Note 5, "Aircraft Under Operating Leases" for a discussion of the related litigation.

      The Partnership was also involved in a litigation with the company that acted as Kiwi's engine manager regarding each party's compliance with a settlement agreement entered into to facilitate the recovery of the aircraft and engines. The parties achieved a negotiated settlement in May 1997 with the payment by the Partnership of amounts due and the receipt by the Partnership of certain equipment.

      On December 5, 1996, an action was filed in the Court of Chancery of the State of Delaware in New Castle County entitled "Equity Resources Cambridge Fund v. Pegasus Aircraft Partners, L.P. et al". The named defendants include the Partnership and its general partners. Equity Resources Cambridge Fund seeks access to the list of limited partners of the Partnership. On January 2, 1997, defendants answered the complaint, denying the substantive allegations thereof and asserting several affirmative defenses. On February 25, 1998 the suit was dismissed without prejudice and with no monetary damages awarded.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the Limited Partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1997.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      The Units represent the economic rights attributable to limited partnership interests in the Partnership. There is no organized trading market for the purchase and sale of the Units and certain measures have been adopted and implemented to assure that no such organized trading market will develop.

      As of March 1, 1998, the number of Limited Partners of record was approximately 4,815.

      The Partnership declared the following distributions to its Limited Partners out of cash flow received from operations during 1997 and 1996:


                          Amount Of
                        Distribution
   Period                 Per Unit     Record Date         Payment Date
   ------                 --------     -----------         ------------
1st Quarter 1997            $.40       March 31, 1997       April 25, 1997

2nd Quarter 1997             .40       June 30, 1997        July 25, 1997

3rd Quarter 1997             .40       September 30, 1997   October 24, 1997

4th Quarter 1997             .40       December 31, 1997    January 23, 1998

1st Quarter 1996             .40       March 31, 1996       April 25, 1996

2nd Quarter 1996             .40       June 30, 1996        July 25, 1996

3rd Quarter 1996             .40       September 30, 1996   October 25, 1996

4th Quarter 1996             .40       December 31, 1996    January 24, 1997


      Total distributions to all partners for 1997 and 1996 were declared as follows (in thousands):

                                            1997      1996
                                            ----      ----
         Limited Partners                 $6,400    $6,400
         General Partners                     64        64
                                          ------    ------
                                          $6,464    $6,464
                                          ======    ======

      Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes, approximately 89%, 89%, and 88%, of the cash distributions declared for the years ended December 31, 1997,

1996 and 1995, respectively, constituted a return of capital. Also, based on the amount of net income reported by the Partnership for accounting purposes, approximately 72% of the cash distributions paid to the partners from inception of the Partnership through December 31, 1997 constituted a return of capital. However, the total actual return of capital over the Partnership's life can only be determined at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized.

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

                                                   As of December 31,
                                               or Year Ended December 31,
                            ------------------------------------------------------------
                                1997          1996       1995          1994       1993
                                ----          ----       ----          ----       ----
                                      (in thousands, except per unit amounts)
Rental Revenue               $ 7,533       $ 6,604    $ 6,076(2)    $ 8,527    $ 9,062
Net Income                       716(2)        711        880           426      2,881
Net Income per Limited
   Partnership Unit              .18           .18        .22           .11        .71
Distributions per Limited
   Partnership Unit(1)          1.60          1.60       1.85          1.80       1.90

Total Assets                  30,512        31,158     36,611        42,619     46,727
Notes Payable                  7,271         1,218      1,625         2,000         --
Partners' Equity              19,675        25,423     31,176        37,770     44,616

----------
(1)   Distribution amounts are reflected on the accrual basis.

(2)   Includes gain on sale of spare aircraft engine of $177.

      The amount of each distribution will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position. See also Item 7 below.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      The following discussion should be read in conjunction with the "Selected Financial Data" and the Consolidated Financial Statements of the Partnership and the Notes thereto. This report contains, in addition to historical information, forward-looking statements that include risks and other uncertainties. The Partnership's actual results may differ materially from those anticipated in these forward-looking statements. Factors that might cause such a difference include those discussed below, as well as general economic and business conditions, competition and other factors discussed elsewhere in this report. The Partnership undertakes no obligation to release publicly any revisions to these Forward-Looking Statements to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

      The Partnership owns and manages a diversified portfolio of leased commercial aircraft and makes quarterly distributions to the partners of net cash flow generated by operations. In certain situations, the Partnership may retain cash flow from operations to finance authorized capital expenditures.

      Cash distributions declared by the Partnership were approximately $6.5 million in each of 1997 and 1996 ($1.60 per unit) and $7.5 million in 1995 ($1.85 per Unit). Net cash provided by operating activities was $6.3 million in 1997, $5.2 million in 1996 and $6.1 million for 1995. In 1995, the Partnership received the Continental Lease Settlement proceeds of $3.9 million which was substantially accounted for under the cost recovery method and thus, was not included in cash from operating activities. In the aggregate, for this three year period net cash provided by operating activities totaled $17.6 million and cash distributions declared by the Partnership totaled $20.5 million. Further, during 1997, 1996 and 1995 the Partnership paid cash distributions of $6.5 million, $6.4 million and $7.7 million, respectively, totaling $20.6 million for the three year period.

      Partnership equity declined by approximately $5.7 million from December 31, 1996 to December 31, 1997 as a result of the declaration of cash distributions to the partners in excess of the Partnership's net income. This resulted from the fact that, unlike net income, cash flow generated by operations, which is the source of the cash utilized to make the distributions, is not reduced by non-cash depreciation expense and provisions for decline in market value of the Partnership's aircraft.

      At December 31, 1997, the Partnership's liquidity was reduced due principally to the expenditure during 1997 of $7.8 million for aircraft capital improvements (net of the application of maintenance reserves collected) which exceeded additional net borrowings of $6.1 million. Additionally at December 31, 1997, the Partnership was obligated to complete the cargo conversion and related maintenance which was estimated to cost an additional $1.3 million. In January 1998, the Partnership consummated an agreement with the lender to increase the commitment under the loan facility from $7.5 million to $10 million. The proceeds, when drawn, will be used to fund maintenance costs previously incurred as well as the committed amounts as of December 31, 1997.

      The lease of a 727-200 advanced aircraft to Continental expires in June 1998. The Partnership is currently exploring options with respect to the aircraft including remarketing or selling the aircraft.

      Rent and other receivables, net, decreased by $238,000 from $660,000 at December 31, 1996 to $422,000 at December 31, 1997. This decrease is primarily the result of the continued repayments of advances and deferrals by Continental and TWA. During 1997, the Partnership provided an allowance for uncollectible accounts or $20,000 with respect to rent due from Nations. (See Item 8 Financial Statements, Note 5 "Aircraft Under Operating Leases").

      Prepaid expenses and other decreased by $109,000 from $135,000 at December 31, 1996 to $26,000 at December 31, 1997. The decrease is primarily due to the reclassification of certain costs accrued at December 31, 1996 with respect to Nations to Aircraft, net.

      Deferred rental income and deposits increased $306,000 from $676,000 at December 31, 1996 to $982,000 at December 31, 1997 primarily due to the security deposits received from Sky Trek and TNT totaling $340,000 offset by a slight reduction in deferred income.

      Payable to affiliates decreased by $77,000, from $484,000 at December 31, 1997 to $407,000 at December 31, 1997. The decrease was attributable primarily to the payment to the Administrative General Partner of accrued unpaid fees from prior years. As part of the class action settlement (see Item 8, Financial Statements, Note 9, "Litigation"), the fees previously deferred as well as future fees and distributions earned by the Administrative General Partner have been assigned by an affiliate to an escrow account for the benefit of the class action members (see Item 8, financial statements, Note 6. "Transactions with Affiliates").

      In July 1995, the Partnership and the Lender completed an extension of their existing loan commitment. Under the new agreement, the aggregate commitment remained at $4,000,000, the Partnership's ability to borrow under the facility was extended until May 1, 1997 and the floating interest rate charged under the facility was reduced to the Lender's prime rate plus 0.5%. The Lender released the Boeing 747-100 aircraft as collateral under the loan and received a security interest in the Partnership's MD-82 aircraft leased to TWA. The Partnership borrowed an aggregate of $2,150,000 pursuant to the loan agreement, of which $1,218,000 was outstanding at December 31, 1996.

      In February 1997, the Partnership purchased five aircraft engines from an unaffiliated third party for $2,150,000 plus six engine cores from the former Kiwi aircraft which required overhaul, utilizing its then existing borrowing facility. The Lender charged the Partnership 1.50% over prime with respect to this borrowing and increased the rate on the other borrowings to 1.50% over prime. In April 1997, the Partnership obtained a new borrowing facility with a different lender. Under the terms of the new agreement, the Partnership will be able to borrow up to $7,500,000 at an interest rate of 1% over the lender's prime rate of interest. The lender's commitment is for a term of 36 months, at which time all principal will be due. The loan is collateralized by the Partnership's interest in the MD-82 aircraft leased to TWA. During the loan term, the Partnership will be required to pay interest on a monthly basis and maintain a minimum outstanding balance of $2,000,000. The Partnership used approximately $3.3 million of proceeds from this facility to retire the debt previously outstanding and used an additional $3.9 million to finance hushkits for the two former Kiwi aircraft, one of which was leased to Nations Air Express Inc., prior to its recovery by the Partnership in September 1997, and the other of which is leased to Sky Trek International Airlines, Inc. In late 1997, the Partnership committed to lease the former Nations aircraft to TNT.

      With the exception of the 727-200 advanced aircraft leased to Continental which is scheduled to expire on June 30, 1998 all of the Partnership's assets are subject to leases with remaining terms of at least 30 months. The Partnership is currently investigating remarketing opportunities for the 727-200 advanced aircraft. If the Partnership is unable to remarket this aircraft on a timely basis the Partnership may not be able to sustain its current distribution rate. During 1997 the Partnership invested $9.4 million in capitalized aircrafts improvements and maintenance checks, of which $1.7 million was funded by the application of maintenance reserves collected from Kiwi and Nations. At December 31, 1997, the Partnership had capital commitments of approximately $1.3 million with respect to the cargo conversion for TNT. In January 1998, the availability under the borrowing facility was increased from $7.5 million to $10 million. Upon the completion of the cargo conversion and delivery of the aircraft to TNT in March 1998 all of the Partnership's aircraft were deployed. (See Item 8, Financial Statements, Footnote 12, "Subsequent Events").

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

Results of Operations

      Substantially all of the Partnership's revenue was generated from the leasing of the Partnership's aircraft to commercial air carriers under triple net operating leases. The balance of the Partnership's revenue consisted of interest income earned with respect to certain advances made to lessees of which one advance to TWA, remained outstanding at December 31, 1997.

      Under the terms of the triple net leases, substantially all of the expenses related to the operation and maintenance of the aircraft during 1997, were paid for by the lessees or in the case of Sky trek and Nations (until the Nations default and aircraft return), funded to a certain extent through hourly maintenance reserves paid by them. The direct lease expenses incurred by the Partnership represent the costs of providing insurance coverage for the Partnership's aircraft in excess of the amounts required to be carried by the lessees, trustee fees related to the ownership of the aircraft and the cost of the letter of credit required under the terms of the TBT lease on the McDonnell Douglas MD-81 leased to USAir. In 1997, the Partnership incurred maintenance costs with respect to the delivery of the aircraft to Nations and Sky Trek, as well as costs (including legal) associated with the Kiwi bankruptcy, including recovery of the aircraft and related expenses

      The Partnership also records depreciation expense pertaining to the aircraft and incurs certain general and administrative expenses in connection with operations of the Partnership. General and administrative expenses consist primarily of investor reporting expenses, transfer agent and audit fees and the cost of accounting services.

1997 as compared to 1996

      The Partnership's net income was $716,000 for the year ended December 31, 1997 ("1997 Period") as compared to $711,000 for the year ended December 31, 1996 ("1996 Period"). An increase in rental income (a full year of rent for the 747 aircraft leased to TWA was the primary reason) and the gain on sale of the engine and the decrease in aircraft maintenance and other expenses was offset by the increases in depreciation, provision for decline in market value of aircraft, management and release fees and interest expense.

      Rental revenue increased by $929,000 or 14% in the 1997 Period as compared to the 1996 Period. The increase is attributable primarily to the fact that the 747 aircraft was off-lease for a portion of the 1996 Period as well as the increase in lease rates attributable to the ex-Kiwi aircraft (the lease rate increases were due primarily to the enhancements to the aircraft made by the Partnership, primarily the hushkitting of the aircraft). This was partially offset by the fact that the ex-Kiwi aircraft were off-lease for the last quarter of the 1996 Period.

      During 1997 Period, the Partnership sold a spare engine for proceeds of $275,000 which had a depreciated cost of $98,000, resulting in a $177,000 gain. There was no such item during the 1996 Period.

      Interest income for the 1997 Period decreased by $111,000 or 50% as compared to the 1996 Period. This decrease was primarily attributable to the continued repayment of advances and deferrals pursuant to various repayment schedules reducing the balances on which interest income is earned.

      Depreciation and amortization increased by $812,000 or 20% for the 1997 Period as compared to the 1996 Period. The increase was attributable to the depreciation associated with the 747 aircraft which was placed in service in July 1996 and which was off-lease for a substantial portion of the 1996 Period, as well as the depreciation on capital improvements to aircraft made in 1997.

      During the 1997 Period the Partnership provided allowances for decline in market value of aircraft aggregating $350,000 to reflect the impairment to certain aircraft. An allowance of $150,000 was provided in the 1996 Period.

      Management and re-lease fee payable to the General Partners for the 1997 Period increased by $156,000 or 34%, in comparison to the 1996 Period. The increase was due primarily to an increase in rental income, which provide, the basis on which management and re-lease fees are calculated.

      General and administrative expenses decreased by $11,000 or 5% in the 1997 Period as compared to the 1996 Period which was consistent with the Partnership's operations.

      Interest expense increased by $459,000 in the 1997 Period as compared to the 1996 Period, due principally to the increase in borrowings outstanding from approximately $1.2 million to approximately $7.3 million during 1997. Such borrowings were used for capital improvements to the two Boeing 727-200 non advanced aircraft remarketed in 1997.

      Direct lease expenses decreased by $4,000 or 3% in the 1997 Period as compared to the 1996 Period. The decrease in the 1997 Period as compared to the 1996 Period was due to a decrease in insurance expense partially offset by certain costs associated with the ex-Kiwi aircraft incurred in 1997.

      Aircraft maintenance expense of $669,000 was incurred in the 1996 period, which reflected the work completed with respect to a maintenance check performed on the 747 aircraft prior to the delivery to TWA in July 1997. The Partnership incurred maintenance expense of $307,000 in the 1997 Period with respect to the aircraft (ex-Kiwi) delivered to Nations and Sky Trek.

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

      Interest income for the 1996 Period decreased by $71,000 or 24% as compared to the 1995 Period. This decrease was primarily attributable to the continued repayment of advances and deferrals pursuant to various repayment schedules reducing the balances on which interest income is earned, as well as reduction in cash reserves principally due to the amounts expanded relating to the TWA remarket (approximately $1,300,000 of maintenance and capital expenditures).

      Depreciation and amortization decreased by $45,000 or 1% for the 1996 Period, in comparison to the 1995 Period.

      Management and re-lease fees payable to the General Partners for the 1996 Period decreased $239,000, or 34%, for the 1996 Period, in comparison to the 1995 Period. The primary reason for the decrease was the recognition in the 1995 Period of the management fees associated with the Continental Settlement, which aggregated $233,000. The decrease was partially offset in the 1996 Period, by the management and re-lease fees associated with 747 aircraft remarketed to TWA in July. The maintenance expense incurred in connection with remarket of 747 aircraft in the 1996 was an additional factor in the decrease in management fees in the 1996 Period as compared to the 1995 Period.

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

      Aircraft maintenance and other expense of $709,000 was incurred in the 1996 Period, of which $669,000 reflected the work completed with respect to a maintenance check performed on the 747 aircraft prior the delivery to TWA in July 1996. No such amount was incurred in the 1995 Period.

Inflation and Changing Prices

      Inflation has had no material impact on the operations or financial condition of the Partnership during 1997. However, market and worldwide economic conditions and changes in federal regulations have in the past, and may in the future, impact the airline industry and thus lease rates and aircraft values. Additionally, inflation and changing prices, may affect future leasing rates and the eventual selling prices of the aircraft.

Statement 128

      FASB 128 had no impact on the Partnership's computation of per unit values in any year presented.

New Accounting Pronouncements, Issued But Not Yet Effective

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from nonower sources. The Partnership does not expect this pronouncement to materially impact the reporting of the Partnership's results of operations.

Item 8.  Financial Statements

List of Financial Statements


                                                                 Page
                                                                 ----

Report of Independent Accountants                                F-2

Balance Sheets -- December 31, 1997 and 1996                     F-3

Statements of Income for the years ended
   December 31, 1997, 1996 and 1995                              F-4

Statements of Partners' Equity for the years ended
   December 31, 1997, 1996 and 1995                              F-5

Statements of Cash Flows for the years ended
   December 31, 1997, 1996 and 1995                              F-6

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pegasus Aircraft Partners, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.


New York, New York                                      Coopers & Lybrand L.L.P.
March 23, 1998

                       PEGASUS AIRCRAFT PARTNERS, L.P.

                 BALANCE SHEETS - DECEMBER 31, 1997 AND 1996


                                     ASSETS
                                                               1997         1996
                                                               ----         ----
                                                (in thousands, except unit data)
Cash and cash equivalents (Note 4)                         $  1,356     $  2,521
Restricted cash (Note 5)                                         --        1,627
Rent and other receivables, net (Note 5)                        422          660
Aircraft, net (Note 5)                                       28,708       26,215
Prepaid expenses and other                                       26          135
                                                           --------     --------
   Total Assets                                            $ 30,512     $ 31,158
                                                           ========     ========

                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

   Notes payable (Notes 7 and 12)                          $  7,271     $  1,218
   Accounts payable and accrued expenses                        302           73
   Payable to affiliates (Note 6)                               458          484
   Distributions payable to partners                          1,632        1,648
   Maintenance reserves collected                               192        1,627
   Deferred rental income and deposits                          982          676
   Accrued interest payable                                      --            9
                                                           --------     --------
    Total Liabilities                                      $ 10,837     $  5,735
                                                           ========     ========

CONTINGENCIES (Notes 5, 7, 9, 11 and 12)

PARTNERS' EQUITY:

   General Partners                                            (599)        (542)
   Limited Partners (4,000,005 units outstanding
   in 1997 and 1996)                                         20,274       25,965
                                                           --------     --------
      Total Partners' Equity                                 19,675       25,423
                                                           --------     --------
      Total Liabilities and Partners' Equity               $ 30,512     $ 31,158
                                                           ========     ========

                   The accompanying notes are an integral part
                         of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS, L.P.

                             STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                 1997         1996           1995
                                                 ----         ----           ----
                                                 (in thousands, except unit data
                                                       and per unit amounts)
REVENUE:
  Rentals from operating leases               $ 7,533       $ 6,604       $ 6,076
  Interest                                        111           222           293
  Gain on sale of engine                          177            --            --
  Other income                                     --            --           233
                                              -------       -------       -------
                                                7,821         6,826         6,602
                                              -------       -------       -------

EXPENSES:
  Depreciation and amortization                 4,872         4,060         4,105
  Interest expense                                595           136           202
  Management and re-lease fees (Note 6)           615           459           698
  Writedowns (Note 5)                             350           150           400
  Provision for bad debts (Note 5)                 20           240            --
  General and administrative (Note 6)             223           234           210
  Direct lease                                    123           127           107
  Aircraft maintenance and other                  307           709            --
                                              -------       -------       -------
                                                7,105         6,115         5,722
                                              -------       -------       -------

NET INCOME                                    $   716       $   711       $   880
                                              =======       =======       =======

NET INCOME ALLOCATED:
  To the General Partners                           7             7             9
  To the Limited Partners                         709           704           871
                                              -------       -------       -------
                                              $   716       $   711       $   880
                                              =======       =======       =======
NET INCOME PER LIMITED
  PARTNERSHIP UNIT                            $   .18       $   .18       $   .22
                                              =======       =======       =======

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                         4,000,005     4,000,005     4,000,005
                                            =========     =========     =========

                   The accompanying notes are an integral part
                         of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                               General     Limited
                                               Partners    Partners        Total
                                               --------    --------        -----
                                                           (in thousands)
Balance, December 31, 1994                      ($420)      $38,190       $37,770

    Net income                                      9           871           880

    Distributions to partners declared            (74)       (7,400)       (7,474)
                                                -----       -------       -------

Balance, December 31, 1995                       (485)       31,661        31,176

    Net income                                      7           704           711

    Distribution to partners declared             (64)       (6,400)       (6,464)
                                                -----       -------       -------

Balance, December 31, 1996                       (542)       25,965        25,423

Net income                                          7           709           716

    Distribution to partners declared             (64)       (6,400)       (6,464)
                                                -----       -------       -------

Balance, December 31, 1997                      $(599)      $20,274       $19,675
                                                =====       =======       =======

                   The accompanying notes are an integral part
                         of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                           1997          1996             1995
                                                           ----          ----             ----
                                                                    (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                             $  716       $  711           $  880
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                        4,872        4,060            4,105
      Provision for bad debts                                 20          240               --
      Writedowns                                             350          150              400
      Gain on sale of engine                                (177)          --               --
      Unrestricted maintenance reserve
         received from lessee                                192         (100)             100
      Change in assets and liabilities:
           Rent and other receivables                         22          332              128
           Prepaid expenses and other                        109          (88)             (12)
           Accounts payable and accrued expenses             229          (25)              22
           Payable to affiliates                             (26)        (144)             348
           Deferred rental income                            (34)          98               81
           Accrued interest payable                           (9)          (6)              (1)
                                                          ------        -----            -----

             Net cash provided by operating activities     6,264        5,228            6,051
                                                          ------        -----            -----

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of engine                              275           --               --
   Continental settlement, net                                --           --            3,673
   Capitalized aircraft improvements, net                 (7,813)        (611)             (31)
   Repayment of advances by lessees                          196          302              291
                                                          ------        -----            -----
           Net cash (used in) provided by investing
           activities                                     (7,342)        (309)           3,933
                                                          ------        -----            -----

                   The accompanying notes are an integral part
                         of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS, L.P.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                            1997        1996              1995
                                                            ----        ----              ----
                                                                    (in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Transfer from restricted cash                       $       --   $       --       $      385
  Security deposits                                          340          360               --
  Proceeds from notes payable                              7,271           --               --
  Repayment of notes payable                              (1,218)        (407)            (375)
  Cash distributions paid to partners                     (6,480)      (6,432)          (7,676)
                                                      ----------   ----------       ----------
      Net cash used in financing activities                  (87)      (6,479)          (7,666)
                                                      ----------   ----------       ----------
NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                    (1,165)      (1,560)           2,318

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                     2,521        4,081            1,763
                                                      ----------   ----------       ----------

CASH AND CASH EQUIVALENTS
  AT END OF YEAR                                      $    1,356   $    2,521       $    4,081
                                                      ==========   ==========       ==========
Supplemental Schedule of Cash Flow Information:
  Interest Paid                                       $      604   $      142       $      203
                                                      ==========   ==========       ==========
  Restricted maintenance reserves collected net of
   maintenance drawdowns                              $       --   $      492       $      613
                                                      ==========   ==========       ==========
  Transfers from restricted cash utilized
   to restore aircraft including 1997 collections          1,742           --               --
                                                      ----------   ----------       ----------

NONCASH TRANSACTIONS
  Distributions to partners declared but unpaid       $    1,632   $    1,648       $    1,616
                                                      ==========   ==========       ==========

                   The accompanying notes are an integral part
                         of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

1. SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation Pegasus Aircraft Partners, L.P. (the "Partnership"), a Delaware limited partnership, maintains its accounting records and prepares financial statements on the accrual basis of accounting. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant assumptions and estimates relate to useful life and recoverability of the aircraft and tax and other indemnity provisions described below. Actual results could differ from such estimates.

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

      Restricted Cash Restricted cash represents maintenance reserves held at December 31, 1996 (also described below) collected from Kiwi International Air Lines, Inc. ("Kiwi") with respect to the two aircraft previously leased to Kiwi. (See also Note 5, "Aircraft under operating leases - Kiwi Bankruptcy").

      Aircraft and Depreciation The aircraft are recorded at cost, which includes acquisition costs and the acquisition fee and the financial management advisory fee paid to the General Partners. Depreciation is computed using the straight-line method over an estimated economic life of twelve years to a salvage value (generally 10%) (five years for the aircraft engine sold in 1997). Major improvements to aircraft are capitalized when incurred and are depreciated, generally, over the remaining useful life of the improvement. The Partnership evaluates these costs based upon changes in market conditions in accordance with generally accepted accounting principles. Accordingly, the Partnership records a write down to recognize a loss in the value of an aircraft when the General Partners believe that the recoverability of the Partnership's investment in an aircraft has been impaired. Proceeds received in lease settlements or terminations are accounted for under the cost recovery method when and to the extent that, based upon third party appraisals and market conditions, there has been a diminution to the carrying value of the aircraft.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                                DECEMBER 31, 1997

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

      Maintenance Reserve Funds Two of the Partnership's former leases required the lessee to make monthly payments to maintenance reserve funds administered by the Partnership. The Partnership was obligated to reimburse the lessee for specified maintenance costs out of the reserve funds, upon submission of appropriate evidence documenting the maintenance costs incurred by the lessee. Interest earned was deposited into the reserve funds and utilized in the same manner as other payments to the funds. These reserve funds were included in restricted cash on the balance sheets through December 31, 1996. Additionally the Partnership entered into two leases in 1997 which required the lessor to make maintenance reserve deposits, which can be drawn by the lessee on a basis similar to the one described above.

      Operating Leases The aircraft leases which are structured principally as triple net leases are accounted for as operating leases. Lease revenues are recognized ratably over the terms of the related leases.

      Deferred Rental Income Deferred rental income represents rental payments received in advance which have not been earned.

      Lease settlement payments received in connection with the termination or modification of a lease of an aircraft, the carrying value of which has not been impaired, are recognized ratably over the remaining original lease in the case of a lease termination and over the modified lease term in connection with a lease modification.

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

      Statement 128 FASB 128 had no impact on the Partnerships computation of per unit values in any year presented.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                                DECEMBER 31, 1997

New Accounting Pronouncements, Issued But Not Yet Effective

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from nonowner sources. The Partnership does not expect this pronouncement to materially impact the reporting of the Partnership's results of operations.

2. ORGANIZATION OF THE PARTNERSHIP

      The Partnership was formed on June 23, 1988 for the purpose of acquiring, leasing, and ultimately selling used commercial aircraft principally to US airlines. The Managing General Partner of the Partnership is Pegasus Aircraft Management Corporation, a wholly-owned subsidiary of Pegasus Capital Corporation, and the Administrative General Partner is Air Transport Leasing, Inc., a wholly-owned subsidiary of Paine Webber Group Inc. (collectively, the "General Partners")

      The Partnership is required to dissolve and distribute all of its assets no later than December 31, 2012. The Partnership had the right, subject to certain conditions to reinvest the proceeds from sales of aircraft occurring prior to March 22, 1997. Thereafter, the net proceeds of any sales of aircraft will be distributed to the partners.

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

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                                DECEMBER 31, 1997

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

4. CASH EQUIVALENTS

      At December 31, 1997, the Partnership held short-term commercial paper issued by Ford Motor Credit Company (with various maturities) with par values aggregating $350,000, which were acquired at costs aggregating $348,000.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                                DECEMBER 31, 1997

5. AIRCRAFT UNDER OPERATING LEASES

                           Net Investment in Aircraft

      The Partnership's net investment in aircraft as of December 31, 1997 and 1996 consisted of the following (in thousands):

                                                        1997         1996
                                                     -----------  ----------
Aircraft on operating leases                         $ 71,120     $ 67,045
Less: Accumulated depreciation                        (40,609)     (36,095)
      Writedowns                                       (3,368)      (2,934)
      Net lease settlement proceeds accounted for
      as cost recovery                                 (3,673)      (3,673)
      Provision for maintenance cost                     (178)        (178)
                                                     --------     --------
                                                       23,292       24,165

Aircraft held for lease(1)                           $ 11,555     $  7,817
Less: Accumulated depreciation                         (3,839)      (3,481)
      Writedowns                                       (2,300)      (2,384)
                                                     --------     --------
                                                        5,416        1,952
                                                     --------     --------

Aircraft engine                                            --          195
Less:  Accumulated depreciation                            --          (97)
                                                     --------     --------
                                                           --           98
                                                     --------     --------

Aircraft, net                                        $ 28,708     $ 26,215
                                                     ========     ========

(1) At December 31, 1997, this amount represents aircraft being converted into cargo aircraft (including expenditures made through December 31, 1997) for delivery to TNT Transport International B.V. The aircraft was delivered in March 1998.

                        PEGASUS AIRCRAFT PARTNERS, L.P.

                               DECEMBER 31, 1997

                          Rents and Other Receivables

      Rents and other receivables, net were composed of the following at December31, 1997 and 1996.

                                          1997                1996
                                         ------            --------
Rents receivable                         $ 552             $   569
Advances to lessees                        128                 324
Accrued interest receivable and other        2                   7
                                         ------            --------
                                           682                 900
Less:  Allowance for bad
debts                                     (260)              (240)
                                         ------            --------

Rents and other receivables, net         $ 422             $   660
                                         ======            ========

                            Financial Terms of Leases

      Continental Airline Leases During December 1988, the Partnership acquired a Boeing 727-200 advanced aircraft for a total purchase price of $8,025,000 which as of December31, 1997 was subject to a lease with Continental providing for rentals of $75,000 per month through June30, 1998, the scheduled expiration date.

      During December 1988, the Partnership acquired a Boeing 747-100 aircraft for a total purchase price of $17,847,000. The aircraft was originally subject to an operating lease with Continental, the term of which was originally scheduled to expire on April30, 1996.

      In January 1995, Continental announced that it was grounding certain aircraft, including the Boeing 747 Aircraft owned by the Partnership. Continental discontinued utilizing the 747 Aircraft, did not make any rental payments after January 1995 and returned the 747 Aircraft to the Partnership. During the quarter ended September30, 1995, the Partnership and Continental completed the negotiation of a lease settlement agreement ("Lease Settlement"). Under the terms of the Lease Settlement, Continental agreed to pay the Partnership the amount otherwise due under the Lease as rent for the period February 1995 to August 1995 plus a discounted amount representing the amount of rent that would have been due under the lease for the period September1, 1995 to April30, 1996, the scheduled expiration date of the lease. Continental returned the Aircraft and engines in the return condition required by the lease. On October16, 1995 the Partnership received the Lease Settlement proceeds totaling $3,906,000.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                                DECEMBER 31, 1997

      A substantial portion of the proceeds were accounted for under the cost recovery method reducing the Partnership's net carrying value of the aircraft. The remaining gain on the lease settlement was offset by the related management fees accrued and thus no net gain or loss was recognized on the settlement. See TWA discussion below for a further discussion of the Boeing 747 aircraft.

      Trans World Airlines Leases During February 1989, the Partnership acquired a McDonnell Douglas MD-82 aircraft for a total purchase price of $21,017,000 which as of December31, 1997 has subject to a lease with Trans World Airlines, Inc. ("TWA") providing for rentals of $185,000 per month for a terms scheduled to expire in September 2004.

      Pursuant to a lease amendment, the Partnership reimbursed TWA for $225,000 of capital improvements and advanced $750,000 to TWA to finance certain major maintenance procedures. TWA is repaying the $750,000 to the Partnership through September 1, 1998, in equal monthly installments, with interest at a fixed rate of 9.68%. At December31, 1997 the balance of the receivable was $128,000. All 1998 payments to date have been made by TWA.

      In mid-October 1994 because of operating and financial problems, TWA announced that it would seek a global restructuring of its capital by offering common stock for its debt securities preferred stock obligation and lease deferrals negotiated with aircraft lessors such as the Partnership ("Exchange Offer"). TWA and the Partnership agreed to a deferral of 50% of the original rent scheduled for November 1994 and 75% of the original schedule from December 1994 to April 1995. Additionally, TWA and the Partnership reached an agreement to extend the lease of the MD-82 aircraft by six years beyond the then scheduled expiration date to October1, 2004 at the then existing lease rate of $185,000 per month. All rents deferred during the November 1994 to April 1995 period were repaid with interest at 12% from the date of the deferral over an 18 month period, which commenced May1, 1995. On June30, 1995, TWA filed a prepackaged reorganization plan under Chapter 11 of the U.S. Bankruptcy Code. On August23, 1995, the reorganization plan, which included the foregoing lease modifications, was confirmed by the Bankruptcy Court, and TWA emerged from bankruptcy.

      In July 1996, the Partnership delivered its Boeing 747-100 aircraft, formerly leased to Continental, to TWA under a lease with a term of approximately four years. The lease provides for a monthly rent of $180,000. The Partnership incurred costs of approximately $1,280,000 in connection with the redelivery, integration and maintenance of the 747 aircraft, of which $669,000 represented maintenance expense and $611,000 were capitalized expenditures. The Partnership received a security deposit of $360,000 from TWA with respect to the lease. TWA has entered into

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                                DECEMBER 31, 1997

a fleet restructuring program that has resulted in grounding a substantial portion of its Boeing 747 aircraft, including the Boeing 747 leased from the Partnership. TWA has continued to incur substantial losses and has reduced liquidity. There can be no assurance that it will be able to meet its obligations in the future. TWA continues to make lease payments with respect to the aircraft.

      US Airways Group, Inc. ("USAir") During March 1989, the Partnership acquired one half of the beneficial interest in a trust ("Trust") that is the owner/lessor of a McDonnell Douglas MD-81 ("USAir Aircraft") for a purchase price of $9,999,000. The remaining one-half interest in the Trust is owned by Pegasus Aircraft Partners II, L.P. an affiliated partnership.

      Rental payments are payable quarterly, in arrears, at a rate of $304,000 (for the Partnership's one-half interest in the aircraft), During 1997, US Air exercised its renewal option for a three year extension (to June2001) at the original lease rate. US Air also has three additional one-year renewal options at fair market rental rates. US Air may elect to purchase the aircraft at its fair market value at the end of any renewal term.

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

      The letter of credit has a current face amount of approximately $1.2 million. Through June 1996 the letter of credit agreement obligated the Partnership to deposit $35,000 per quarter (beginning on June 1, 1992 and originally scheduled to terminate on June 1, 1997) into a restricted account at the bank ("Lender") which issued the current letter of credit. In July 1995, the Partnership restructured its borrowing arrangement with the Lender, under which the Lender released its security interest in the cash collateral account and eliminated the requirement for future deposits to such account.

      Under the operating lease, the lessee, USAir, has assumed all liabilities, indemnities and obligations of the Trust to the tax lessor under the TBT lease and has agreed to indemnify the Trust for any liability, indemnity or obligation to the tax lessor under the TBT lease except for liability resulting from breaches by the Trust of covenants under the operating lease. US Air has not posted a

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                                DECEMBER 31, 1997

letter of credit to collateralize this obligation. As a result of the foregoing, if the tax lessor draws on the letter of credit as a result of an action by the lessee, the Partnership and Pegasus Aircraft Partners II, L.P., through the Trust will be responsible for the loss to the tax lessor until and if they can obtain indemnification from the lessee.

      The tax lessor is entitled to call on the letter of credit whether its loss of tax benefits is caused by Pegasus Aircraft Partners II, L.P. or the Partnership, and Pegasus Aircraft Partners II, L.P. and the Partnership have agreed to indemnify each other for any loss occasioned by the acts of the other. There have been no calls on the Trust's letter of credit as of December 31, 1997.

      Kiwi International Air Lines Inc. - Bankruptcy. The Partnership owns two Boeing 727-200 non-advanced aircraft, originally acquired on December 1988 for $6,308,000 per aircraft. In February 1994 and April 1994, the Partnership entered into leases with Kiwi, each originally for a term of approximately five years with rents payable monthly in advance at $55,000 per aircraft. The leases were modified in 1996 and extended to December 31, 1999. The leases also required Kiwi to pay maintenance reserves for airframe and engines, of $250 per flight hour, which could be drawn upon by Kiwi for specific maintenance procedures. The aircraft were delivered in April and July 1994. In connection with the first Kiwi lease, the Partnership also acquired an additional aircraft engine, at a cost of $195,000, which was used as a spare by Kiwi on a utilization basis at $105 per flight hour of use. The Partnership invested an additional $3,108,000 for maintenance, aging aircraft modifications and other Kiwi requested modifications prior to delivery, $580,000 of which was funded by return condition settlement payments from the prior lessee. The leases allowed Kiwi to request that the aircraft be hushkitted by the Partnership to obtain Stage III noise abatement status or terminate the lease.

      During 1996 in part, because of the grounding of certain aircraft by the FAA as the result of pilot handbook deficiencies and the market reaction to the Valujet incident, Kiwi did not meet its financial goals. Kiwi requested and was granted by the Partnership a deferral of its August 1996 rental and July 1996 maintenance payments. Kiwi was also unable to make its September rental and August maintenance payments and was placed in default by the Partnership.

      On September 30, 1996, Kiwi filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code ("Bankruptcy Code") and did not make any subsequent payments. The Kiwi leases accounted for approximately 19% of the Partnership's rental revenue in 1996 and the aircraft had net book values aggregating approximately $4,000,000 at December 31, 1996. At December 31, 1996, the Partnership held maintenance deposits aggregating approximately $1,627,000, which were not sufficient to complete work required on the aircraft and the related engines to meet lease return conditions and make the aircraft leasable. On October 15, 1996, Kiwi ceased schedule flight

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                                DECEMBER 31, 1997

operations. The Bankruptcy Court approved Kiwi's motion to reject both leases as of November 15, 1996. The Partnership provided an allowance for bad debts in the amount of $240,000 relating to amounts due from Kiwi as of the bankruptcy date and did not record any revenue beyond that date. The Partnership recovered the aircraft and the spare engine in late 1996.

      The Partnership filed a claim in Kiwi's bankruptcy case for all unpaid items in connection with the leases as well as rejection damages. The Partnership also filed an adversarial complaint seeking the Bankruptcy Court's authority to utilize the maintenance reserves held ($1.6 million). In April 1997, the Partnership won a summary judgment in Bankruptcy Court permitting the use of the collected maintenance reserves. The maintenance reserves were reclassified from restricted cash to cash and cash equivalents and the maintenance reserve payable was applied against expenditures made to make the aircraft leasable. The spare engine was sold during the quarter ended March 31, 1997 for proceeds of $275,000. The Partnership was also involved in litigation within the Kiwi bankruptcy with the company who acted as Kiwi's engine manager regarding each party's compliance with a settlement agreement entered into to facilitate the recovery of the aircraft. The parties achieved a negotiated settlement in May 1997. [Settlement]

      In July 1997, the Bankruptcy Court approved a proposal to purchase the assets of Kiwi submitted by a group which includes certain of the parties that had provided debtor-in-possession financing. Based upon the approved purchase price, it is likely that the Partnership will have little or no recovery of its bankruptcy claims.

      NATIONS AIR EXPRESS, INC. On December 31, 1996, the Partnership delivered a Boeing 727-200 aircraft, formerly leased to Kiwi, to Nations Air Express Inc. ("Nations") subject to a lease for a term of approximately 36 months at a lease rate of $65,000 per month. Nations was also required to make maintenance reserve payments of approximately $347 per flight hour (to be reduced thereafter and used only for specific maintenance) and was obligated to complete the next phase "C" check without reimbursement from maintenance reserves.

      At the time of its delivery to Nations, because of Kiwi's noncompliance with lease return condition provisions and the need to deliver the aircraft quickly, the Partnership delivered the aircraft with one engine which belonged to Pegasus Aircraft Partners II, L.P., an affiliated partnership, and two engines which belonged to affiliates of the Managing General Partner. The Partnership paid those entities for their share of the rents (in the aggregate of $45,000 per month plus related reserves) while using such engines. The Partnership purchased five rebuilt engines in January 1997 from an unaffiliated third party, three of which were installed on the aircraft in March 1997. Additionally, the Partnership hushkitted the aircraft at a cost of approximately $1.9 million and simultaneously extended the lease to April 2002 and increased the monthly lease rate from $65,000

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                                DECEMBER 31, 1997

to $105,000 effective April 1997. During 1997, Nations incurred operating problems and struggled with adequate liquidity and capitalization requirements. Nations fell in arrears with respect to rent and maintenance reserves due and in July 1997 began making weekly payments of rent and maintenance reserves instead of monthly payments. In late July 1997, Nations stopped making weekly payments and stopped flying the aircraft shortly thereafter. Nations was unable to fund a "C" check then due and after Nations was unable to raise any additional financing, the Partnership recovered the aircraft in September 1997. At December 31, 1997, the Partnership had unfunded maintenance reserves due from Nations totaling $400,000 (which are not reflected on the financial statements) and had provided an allowance for bad debts of $20,000 with respect to rents earned prior to the recovery of the aircraft. The Partnership provided a writedown of $200,000 with respect to this aircraft at December 31, 1997.

      Sky Trek International Airlines, Inc. In February 1997, the Partnership entered into an agreement in principle to lease the second former Kiwi 727 aircraft to a start up airline, Sky Trek International Airlines Inc. ("Sky Trek"). The lease was executed and the aircraft was delivered in late June 1997. The Sky Trek lease provides for rent of $95,000 per month for a term of approximately 60 months. Sky Trek provided a lease deposit of $190,000 and will be obligated to fund maintenance reserves, in the aggregate, at a rate of $325 per flight hour. The Partnership completed a C check (including replacing time-controlled parts) at a cost of approximately $1,500,000 before the application of maintenance reserves to restore the aircraft of $888,000 and has purchased a hushkit at a cost of $1,900,000, a portion of which was funded from the Kiwi maintenance reserves. Two of the five engines purchased in January 1997 were installed on the aircraft and the Partnership purchased a third engine from an unaffiliated party at a cost of $625,000. The Partnership provided a writedown of $150,000 with respect to this aircraft at December 31, 1997.

      TNT Transport International B.V. In November 1997, the Partnership entered into an agreement in principle to lease the aircraft formerly leased to Nations to a European freight carrier, TNT Transport International B.V. ("TNT") for a term of four years. The lease would provide for monthly rentals of $123,500 (subject to a reduction of approximately 10% after two years if TNT exercises an option to extend the lease for an additional two years beyond the original expiration date) and airframe and landing gear reserves aggregating $85 per flight hour. As of December 31, 1997, TNT provided a $150,000 security deposit. TNT also has the right to extend the lease for an additional two years (if the above option is not exercised) at $95,000 per month. The Partnership committed to spend approximately $2.6 million for a "C" check and cargo conversion of the aircraft of which $1.3 million had been expended at December 31, 1997 (these amounts before the application of maintenance reserves to restore aircraft of $854,000). The work was performed and the aircraft parts provided by companies affiliated with the Managing General Partner or its President and Director. The Partnership reached an agreement in principle with its lender to increase its borrowing facility from $7,500,000 to $10,000,000 to finance this work. The aircraft was delivered

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                                DECEMBER 31, 1997

in March 1998. (See Item 8, Footnote 12, "Subsequent Events").

      General The aircraft leases are principally triple net leases. As such, during the terms of leases, the lessees are required to pay substantially all expenses associated with the aircraft and in the case of Sky Trek (and in the past, Nations and Kiwi), also fund certain maintenance expenses through hourly maintenance reserves paid monthly.

                               Significant Lessees

      The Partnership leased its aircraft to five different airlines during 1997 (excluding TNT for which the Partnership had an agreement in principle for an aircraft which was delivered in March 1998). Revenues from airlines which accounted for greater than 10% of the Partnership's total rental revenues during 1997, 1996 and 1995 are as follows:

                                       Percentage of Rental Revenues
                                       -----------------------------
      Airlines                              1997   1996   1995
      --------                              ----   ----   ----
      Trans World Airlines, Inc.              58%    49%    36%
      USAir, Inc.                             16     18     20
      Continental Airlines, Inc.              12     14     20
      Kiwi International Air Lines Inc.       --     19     23

Such percentages excluded the lease settlement payment received from Continental in 1995 with respect to the 747-100 previously leased to them. The percentages for 1996 include revenues generated by aircraft leased to Kiwi for which an allowance for bad debts was provided.

                          Future Minimum Rental Income

      The following is a schedule by year of future minimum rental income under the leases as of December 31, 1997 (in thousands):

                             Year             Amount
                             ----             ------
                             1998            $ 7,184
                             1999              6,734
                             2000              5,720
                             2001              3,866
                             2002              2,774
                             Thereafter        3,755
                                             -------
                               Total         $30,033
                                             =======

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                                DECEMBER 31, 1997

      The above schedule of future minimum rental income does not include the rents due under the lease agreement in principle with TNT.

      The Partnership operates in one industry, the leasing of used aircraft to commercial airlines.

6. TRANSACTIONS WITH AFFILIATES

      Management Fees The General Partners earn a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees paid. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. During the years ended December 31, 1997, 1996, 1995, the General Partners earned base management fees of $110,000, $93,000 and $148,000, respectively.

      The General Partners also earn a quarterly subordinated incentive management fee in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees), of which 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. During the years ended December 31, 1997, 1996 and 1995, the General Partners earned incentive management fees of $284,000, $221,000 and $426,000, respectively.

      Re-lease Fee The General Partners earn a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is received. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. During the years ended December 31, 1997, 1996 and 1995, the General Partners earned $221,000, $145,000 and $124,000, respectively of re-lease fees.

      Beginning January 1, 1996, the Administrative General Partner voluntarily deferred the receipt of management fees earned by it. As part of the class action settlement (discussed more fully in Footnote 9, "Litigation"), these fees as well as all 1997 and future fees and distributions earned by the Administrative General Partner have been assigned by an affiliate to an escrow account for the benefit of the class action members.

      Accountable Expenses The General Partners are entitled to reimbursement of certain expenses, up to $50,000 per year, paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. The Administrative General Partner billed $50,000 in 1997, 1996 and 1995, respectively, for administrative services.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                                DECEMBER 31, 1997

      During 1997 and 1996, the Partnership purchased parts in connection with certain capital projects for costs totalling $1,360,000 and $161,000, respectively, from a Company in which the President and Director of the Managing General Partner had an interest. No such amounts were incurred in 1995.

      In connection with certain capital projects, during 1997 and 1996, the Partnership paid $1,634,000 and $56,000, respectively, to a licensed maintenance provider that is affiliated with the Managing General Partner (see Note 5, "Aircraft under operating leases", for further discussion).

7. NOTES PAYABLE

      In July 1995, the Partnership and the Lender completed an extension of their existing commitment. Under the new agreement, the aggregate commitment remained at $4,000,000, the Partnership's ability to borrow under the facility was extended until May 1, 1997 and the floating interest rate charged under the facility was reduced to the Lender's prime rate plus .5% . The Lender released the Boeing 747-100 aircraft as collateral under the loan and received as substitute collateral a perfected security interest in the Partnership's MD-82 aircraft leased to TWA. At December 31, 1996, the outstanding loan balance was $1,218,000.

      In February 1997, the Partnership purchased five aircraft engines from an unaffiliated third party for $2,150,000 plus six engine cores from the former Kiwi aircraft which required overhaul, utilizing its then existing borrowing facility. The Lender charged the Partnership 1.50% over prime with respect to this borrowing and increased the rate on the other borrowings to 1.50% over prime. In April 1997, the Partnership obtained a new borrowing facility with a different lender. Under the terms of the new agreement, the Partnership will be able to borrow up to $7,500,000 at an interest rate of 1% over the lender's prime rate of interest (9.50% at December 31, 1997). The lender's commitment is for a term of 36 months, at which time all principal will be due. The loan is collateralized by the Partnership's interest in the MD-82 aircraft leased to TWA. During the loan term, the Partnership will be required to pay interest on a monthly basis and maintain a minimum outstanding balance of $2,000,000. The Partnership used approximately $3.3 million of proceeds from this facility to retire the amounts previously outstanding and used an additional $3.9 million to finance hushkits for the two former Kiwi aircraft, one of which was leased to Nations Air Express Inc., prior to its recovery by the Partnership in September 1997, and the other of which is leased to Sky Trek International Airlines,

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                                DECEMBER 31, 1997

Inc. In late 1997, the Partnership committed to lease the former Nations aircraft to TNT Express Inc., a European cargo carrier and committed to perform the cargo conversion. The lender agreed to increase the borrowing commitment from $7,500,000 to $10,000,000. (See Footnote 12, "Subsequent Events").

8. RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

      The following is a reconciliation of the net income as shown in the accompanying financial statements to the taxable income reported for federal income tax purposes (in thousands):

                                                            1997         1996             1995
                                                            ----         ----             ----
Net income per financial statements                       $  716      $   711          $   880
Increase (decrease) resulting from:
   Depreciation                                            1,096          456           (2,037)
   Reserves for maintenance costs and
    writedowns                                               350          150              500
   Allowance for bad debts provided for book                  20          240               --
   Aircraft expenditures capitalized for tax, net             --          514               --
   Continental lease settlement proceeds accounted
    for as cost recovery                                      --           --            3,673
   TBT interest income less
    TBT rental expense                                      (932)        (742)            (591)
   Difference in basis of aircraft engine sold                24           --               --
   Maintenance reserves collected and related interest
    net of expenditures                                      219          492              613
   Deferred rental income                                    (34)         (39)             218
   Other                                                      66          (53)              43
                                                         -------      -------          -------
Taxable income per federal income tax return             $ 1,525      $ 1,729          $ 3,299
                                                         =======      =======          =======

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                                DECEMBER 31, 1997

      The following is a reconciliation of the amount of the Partnership's total Partnership equity as shown in the accompanying financial statements to the tax bases of the Partnership's net assets (in thousands):

                                                                   1997        1996              1995
                                                                   ----        ----              ----
Total Partnership equity per financial statements             $   19,675   $   25,423       $   31,176
Increase (decrease) resulting from:
  Commissions and expenses paid in connection with the sale
   of limited partnership units                                    8,441        8,441            8,441
  Reserves for maintenance costs and writedowns including
   Continental lease settlement, accounted for as
   cost recovery                                                   9,520        9,170            9,020
  Allowance for bad debts                                            260          240               --
  Aircraft expenditures capitalized for tax, net                     514          514               --
  Distributions payable to partners                                1,632        1,648            1,616
  Deferred rental income                                             282          179              218
  Maintenance reserves collected and used to
  restore aircraft net                                             1,654           --               --
  Accumulated depreciation                                       (19,491)     (20,611)         (21,067)
  TBT interest income less TBT rental expense                     (3,955)      (3,023)          (2,281)
  Maintenance  reserves payable                                      192        1,627            1,255
  Other                                                              (13)          58               (8)
                                                              ----------   ----------       ----------
Tax bases of net assets                                       $   18,711   $   23,666       $   28,370
                                                              ==========   ==========       ==========

9. LITIGATION

      In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York ("District Court") concerning Paine Webber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against Paine Webber Incorporated and Paine Webber Group, Inc. (together, "Paine Webber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re: Paine Webber Limited Partnerships Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Air Transport Leasing, Inc., an affiliate of Paine Webber and the Administrative General Partner in the Partnership ("Administrative General Partner").

      The amended complaint in the New York Limited Partnership Actions alleged, among other things, that, in connection with the sale of interests in the Partnership, Paine Webber and the Administrative General Partner (1) failed to provide adequate disclosure of the risks involved with each partnership; (2) made false and misleading representations about the safety of the investments

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                                DECEMBER 31, 1997

and the partnership's anticipated performance; and (3) marketed the partnership to investors for whom such investments were not suitable. The plaintiffs also alleged that following the sale of the partnership investments Paine Webber and the Administrative General Partner misrepresented financial information about the partnership's value and performance. The amended complaint alleged that Paine Webber and the Administrative General Partner violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by Paine Webber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

      On May 30, 1995, the District Court certified class action treatment of the plaintiffs' claims in the New York Limited Partnership Actions.

      In January 1996, Paine Webber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties agreed to settle the case. A definitive settlement was signed in July 1996 and in March 1997, the District Court approved the settlement as fair and reasonable. Under the terms of the settlement, Paine Webber agreed to pay $125 million and additional consideration to class members. The investors who had objected to the settlement have appealed the District Court's approval to the United States Court of Appeals for the Second Circuit. In July 1997, the U.S. Court of Appeals for the Second Circuit affirmed the District Court's approval of the settlement. The District Court must still determine the extend of attorney's fees to be awarded to plaintiffs' counsel which will be paid from the Settlement Fund, so that the remainder of monies can be distributed to class members.

      In April 1995, two investors in the Pegasus limited partnerships filed a purported class action in the Circuit Court of the State of Illinois for Cook County entitled Robert M. Jacobson, et al. v. Paine Webber, Inc., et al., making allegations substantially similar to those in the New York Limited Partnership Actions, but limited in subject matter to the sale of the Pegasus partnerships, and without a RICO claim. The Illinois case has been dismissed.

      Three actions were filed in the District Court for Brazoria County, Texas, relating to the sale and sponsorship of interests in the Partnership and an affiliated partnership. The complaints make state law claims, specifically, common law fraud, conspiracy, violations of section 27.01 of the Texas Business and Commerce Code, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty, violations of the Texas Securities Act, and violations of the Texas Deceptive Trade Practices Act. The plaintiffs sought unspecified damages, including attorneys' fees, reimbursement for all sums invested by them in the partnerships, exemplary damages, and treble damages under the Texas Deceptive Trade Practices Act. All three actions were

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                                DECEMBER 31, 1997

removed to federal court and two were transferred to the District Court and consolidated under the title, Mallia vs. Paine Webber, Inc. The third action was dismissed with the consent of the parties on the grounds that it is duplicative of the two actions now before the federal court in New York.

      In February 1996, approximately 230 plaintiffs filed an action entitled Abbate v. Paine Webber Inc. in Sacramento, California Superior Court against Paine Webber Incorporated and various affiliated entities concerning the plaintiff's purchases of various limited partnership interests. The complaint alleged, among other things, that Paine Webber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $15 million plus punitive damages. In September 1996, the California Superior Court dismissed many of the plaintiffs' claims as barred by the applicable statutes of limitation.

      In June 1996, counsel for the Abbate plaintiffs instituted two additional actions containing allegations nearly identical to those set forth in Abbate. Bandrowski v Paine Webber Incorporated, et al, was filed in California Superior Court and Barstad v. Paine Webber Incorporated, et al, was filed in Arizona Superior Court. Collectively, the two additional actions are brought by approximately 50 plaintiffs and sought compensatory damages of approximately $4 million plus punitive damages. In March 1997, the Abbate, Bandrowski and Barstad actions were settled.

      Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, Paine Webber and its affiliates, including the Administrative General Partner could be entitled to indemnification from the Partnership for expenses and liabilities in connection with the above actions. Paine Webber and its affiliates have agreed to not seek any indemnification from the Partnership for any amounts payable in connection with the New York Limited Partnership actions.

      The General Partners believe that if indemnification is sought, the Abbate, Bandrowski and Barstad actions will not have a material effect on the Partnership's financial position and results of operations.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                                DECEMBER 31, 1997

      The Partnership was also involved in a litigation with the company that acted as Kiwi's engine manager regarding each party's compliance with a settlement agreement entered into to facilitate the recovery of the aircraft and engines. The parties achieved a negotiated settlement in May 1997 with the payment by the Partnership of amounts due and the receipt by the Partnership of certain equipment.

       On December 5, 1996, an action was filed in the Court of Chancery of the State of Delaware in New Castle County entitled "Equity Resources Cambridge Fund
v. Pegasus Aircraft Partners, L.P. et al". The named defendants include the Partnership and its general partners. Equity Resources Cambridge Fund seeks access to the list of limited partners of the Partnership. On January 2, 1997, defendants answered the complaint, denying the substantive allegations thereof and asserting several affirmative defenses. On February 25, 1998 the suit was dismissed without prejudice and with no monetary damages awarded.



10. FAIR VALUE OF FINANCIAL INSTRUMENTS

      SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value of certain financial instruments, whether or not reported in the balance sheet. Where quoted market prices are unavailable the values are based on estimates using present value or other valuation techniques. The results are significantly affected by the assumptions used including the discount rate and estimates of future cash flows. In addition, because SFAS No. 107 excludes certain assets such as leased aircraft owned by the Partnership from its disclosure requirements, the aggregate fair value amounts discussed below do not purport to represent and should not be considered representative of the underlying market value of the Partnership.

      The methods and assumptions used to estimate the fair value of each class of the financial instruments are described below.

      Cash Equivalents, Rents and other receivables. For these balances, carrying value approximates fair value due to their short term nature.

      Notes payable. For notes payable, carrying value approximates fair value based on current rates offered for notes of the same remaining maturities.

      Accounts payable and accrued expenses payable to affiliates, and accrued interest payable. For these balances, carrying value approximates fair value due to their short term nature.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                                DECEMBER 31, 1997

11. IMPACT OF THE YEAR 2000 ISSUE

      The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. This could result in a system failure or miscalculations in the year 2000 causing disruptions of operations of the Partnership, its lessees or general partners.

      The Partnership has already reviewed and identified its computer software that are subject to Year 2000 risk. Accordingly, the Partnership has commenced the remediation of all software not Year 2000 compliant. Remediation and testing of such systems will be completed in advance of Year 2000. The costs of such remediation is expensed as incurred and will not be material to the Partnership's financial position or results of operations.

      The Partnership has also initiated communication with lessees and vendors to determine the extent to which the Partnership is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Partnership has not yet completed its communication with its lessees and vendors. As a result, the Partnership cannot determine at this time the extent, if any, the Partnership may be exposed to financial risk from the inability of the Company's lessees and business partners to remediate their own Year 2000 issues.

12. SUBSEQUENT EVENTS

      In January 1998, the Partnership consummated an agreement to increase the committed amount of the loan facility for $7,500,000 to $10,000,000. In connection with the increase the Partnership provided, as additional collateral, the Boeing 727-200 aircraft leased to Continental and the Boeing 727-200 aircraft leased to Sky Trek. Additionally, the interest rate was increased from 1% over prime to 1.25% over prime. The Partnership utilized a portion of the amount available to fund the cargo conversion for TNT.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There were no changes in accountants or disagreements with accountants with respect to accounting or financial disclosure issues during 1997 or 1996.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The Partnership has no officers and directors. The General Partners jointly manage and control the affairs of the Partnership and have general responsibility and authority in all matters affecting its business. Information concerning the directors and executive officers of the General Partners is as follows:

                     Pegasus Aircraft Management Corporation

         Name                         Positions Held
         ----                         --------------

      Richard S. Wiley    President and Chairman of the Board
      Carol L. Chase      Senior Vice President, General Counsel and Secretary
      Richard L. Funk     Senior Vice President, Technical
      Robert M. Brown     Senior Vice President

      Richard S. Wiley, age 44, is President and Chairman of the Board of the Managing General Partner and Pegasus Capital Corporation, which was formed in 1988. Prior to forming Pegasus Capital Corporation, Mr. Wiley was a Vice President of CIS Corporation ("CIS"), a wholly-owned subsidiary of Continental Information Systems Corporation ("Continental") for the period 1986 to 1988. Mr. Wiley originated aircraft transactions throughout the world and sold aircraft to third-party investors. From 1985 to 1986, Mr. Wiley worked as Treasurer of Caterpillar Capital Company in San Diego, California. From 1983 to 1985, he served as Managing General Partner and President of RAM Financial Corporation in Houston, Texas, an equipment leasing venture capital company. Prior to joining RAM, he worked for GATX Leasing Corporation as a District Manager from 1980 to 1983. Mr. Wiley received a B.S. degree from the Indiana University School of Business and an M.B.A. from the University of California, Los Angeles.

      Carol L. Chase, Esq., age 45, is a Senior Vice President, General Counsel and Secretary of the Managing General Partner and Pegasus Capital Corporation. She is responsible for providing legal counsel for all aspects of capital equipment leasing, financing and placement. Prior to joining Pegasus, from 1987 to 1988, Ms. Chase was Senior Corporate Counsel at CIS where she provided legal counsel for transactions involving aircraft and related equipment. From 1981 to 1987, Ms. Chase was legal counsel at Transamerica Airlines where she was responsible for the legal negotiation and documentation for the purchase, sale, lease and finance of aircraft and aircraft-related equipment. Ms. Chase received a B.A. degree from California State University, Hayward and a J.D. degree from the University of California, Davis. She is a member of the State Bar of California, the American Bar Association, and the American Corporate Counsel Association.

      Robert M. Brown, 39, joined PCC in 1988 and is involved in aircraft acquisition, finance and leasing. His primary responsibility is the structuring of debt transactions which accommodate the PCC trading and long-term investing activities. Previously, he served as Vice President, Aircraft Sales, and as Regional Marketing Director during the offerings of the Partnership and an affiliated partnership. Prior to joining PCC, Mr. Brown was District Manager with the Chrysler Corporation. He holds a BA degree from Dartmouth College and an MBA from the University of Washington.

      Richard L. Funk, 60, joined PCC in 1992 and is responsible for the technical aspects of aircraft marketing, including delivery and redelivery of aircraft to airlines worldwide. From 1990 to 1992, he served as a technical marketing consultant to the aviation industry and from 1987 to 1990 he was President of Avtek Industries, Inc., an aircraft, missile, and electronic components manufacturer which he founded. From 1984 to 1986 he was President and Chief Operating Officer of Standard Aero Western, Inc., a commercial airline maintenance facility. From 1979 to 1982, he was Senior Vice President of Engineering and Maintenance at World Airways, Inc. From 1963 to 1979 he held various positions with United Air Lines, Inc., including Manager of Airframe Maintenance for a period of six years.

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

      Gerald F. Goertz, Jr., age 40, is Chairman of the Board of Directors of the Administrative General Partner. Mr. Goertz joined Paine Webber Incorporated in December 1990 and holds the position of Senior Vice President and Director of Specialized Investment Services. Prior to joining Paine Webber Incorporated, Mr. Goertz was associated with CG Realty Advisors and The Freeman Company. He received his Bachelor of Arts degree in Business Administration in 1979 from Vanderbilt University and his Juris Doctorate and Masters of Business Administration from Memphis State University in 1982.

      Clifford B. Wattley, age 48, is President and a Director of the Administrative General Partner. Mr. Wattley is a Corporate Vice President with Paine Webber Incorporated, having joined the firm in 1986. He also was employed previously by Paine, Webber, Jackson & Curtis from 1979 to 1980. From 1986 to 1992, Mr. Wattley participated in Paine Webber's Principal Transactions Group. Since 1992, Mr. Wattley has been a member of the Private Investment Department. He holds a Bachelor of Science degree in engineering from Columbia University and a Masters in Business Administration from Harvard University.

      Stephen R. Dyer, age 38, is a Vice President, Assistant Secretary and a Director of the Administrative General Partner. He joined Paine Webber Incorporated in June 1988 as a Divisional Vice President and is currently a Corporate Vice President and Director of Private Investments. Prior to joining Paine Webber Incorporated, Mr. Dyer had been employed, since June 1987, as an Assistant Vice President in the Retail National Products Group of L.F. Rothschild & Co. Incorporated. Prior to joining L.F. Rothschild he was employed, beginning in January 1985, as an Associate in the Real Estate Department of Thomson McKinnon Securities Inc. From July 1981 to August 1983, Mr. Dyer was on the audit staff of the accounting firm of Arthur Young & Company. He received his Bachelor of Science degree in Accounting in 1981 from Boston College and a Masters of Business Administration from Indiana University in December 1984. Mr. Dyer is a Certified Public Accountant.

      Joseph P. Ciavarella, age 42, is a Vice President, Secretary, Treasurer and Chief Financial and Accounting Officer of the Administrative General Partner. He joined Paine Webber Incorporated in May 1994 as a Corporate Vice President. Prior to joining Paine Webber Incorporated, he was affiliated with Aviation Capital Group in the area of aircraft finance. He was associated with Integrated Resources, Inc. from 1983 to 1993 as a first vice president as well as a divisional senior vice-president and chief financial officer of the equipment leasing, aircraft finance and venture capital groups. He has a Bachelor of Business Administration degree in Accounting from Hofstra University and is a Certified Public Accountant.

Item 11. Executive Compensation

         No compensation was paid by the Partnership to the officers and directors of the General Partners. See Item 13 of this Report, "Certain Relationships and Related Transactions", which is incorporated herein by reference, for a description of the compensation and fees paid to the General Partners and their affiliates by the Partnership during 1997.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      (a) As of the date hereof, no person is known by the Partnership to be the beneficial owner of more than 5% of the Units of the Partnership. The Partnership has no directors or officers, and neither of the General Partners of the Partnership owns any Units. The Assignor Limited Partner for the Partnership, Pegasus Assignor L.P.A., Inc. (an affiliate of the Managing General Partner), owns 5 Units. Additionally, as of December 31, 1997, ATL Inc., an affiliate of the Administrative General Partner owns approximately 69,016 Units as the result of legal settlements with various limited partners.

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

      (b) The following table sets forth the number of Units beneficially owned as of March1, 1998, by directors of the Managing General Partner and the Administrative General Partner and by all directors and officers of such corporations as a group:

                                                   Number
                                                  of Units
                                                Beneficially        Percent
             Name                                  Owned            of Class
             ----                                  -----            --------
      Managing General Partner
      Richard S. Wiley                             3,216                *
      All directors and officers
        as a group (4 persons)                     3,216                *

      Administrative General Partner
      None

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

      Following is a summary of the amounts paid, or payable, to the General Partners and their affiliates during 1997.

      Base Management Fee The General Partners receive a quarterly subordinated fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees paid. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. During 1997, the General Partners earned base management fees of $110,000.

      Incentive Management Fee The General Partners also receive a quarterly subordinated fee, in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees), of which 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. During 1997, the General Partners earned incentive management fees of $284,000.

      Re-lease Fee The General Partners receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is received. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. During 1997 the General Partners earned re-lease fees of $221,000.

      Beginning January 1, 1996, the Administrative General Partner voluntarily deferred the receipt of management fees and re-lease fees earned by it. As part of the class action settlement (discussed more fully in footnote 9, "Litigation"), these fees as well as all 1997 and future fees and distributions earned by the Administrative General Partner has been assigned by an affiliate to an escrow account for the benefit of the class action members.

      Accountable Expenses The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. Such reimbursable expenses amounted to $50,000 during 1997, all of which was paid or is payable to the Administrative General Partner.

      During 1997, the Partnership purchased parts in connection with certain capital projects for costs totaling $1,360,000 from a company in which the President and Director of the Managing General Partner had an interest. In connection with certain capital projects during 1997 the Partnership paid $1,634,000 to a licensed maintenance provider that is affiliated with the Managing General Partner.

      Partnership Interest In the aggregate, the General Partners received or were entitled to receive cash distributions of $64,000 as their allocable share of distributable cash flow for 1997. In addition, $15,000 of the Partnership's net taxable income for 1997 was allocated to the General Partners.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a) The following documents are filed as part of this Report:

              1. Financial Statements: (Incorporated by reference to Item 8 of this Report, "Financial Statements and Supplementary Data").

         (b) During the fourth quarter of 1997, the Partnership filed a report on Form 8-K dated November24, 1997 reporting the resignation of two officers and directors of the Managing General Partner and the election of two new senior officers of the Managing General Partner.

         (c)  Exhibits required to be filed.

          Exhibit No.   Description
          -----------   -----------

            3.1   (a)   First Amended and Restated Limited Partnership Agreement
                        dated September 30, 1988. Filed as Exhibit 3.1 to
                        Pre-Effective Amendment No. 2 to Form S-1 Registration
                        Statement dated September 16, 1988 (Commission File No.
                        33-22986).*

                  (b) Amendment, dated as of December 26, 1990, to the First Amended and Restated Limited Partnership Agreement dated September 30, 1988. Filed as Exhibit 1 to the Registrant's Current Report on Form 8-K dated December 26, 1990.*

                  (c) Amendment, dated as of March 31, 1992, to the First Amended and Restated Limited Partnership Agreement dated September 30, 1988. Filed as Exhibit 4 to Registrant's Current Report on Form 8-K dated April 16, 1992.*

              4.1 Depositary Agreement dated December 20, 1988, by and among Pegasus Aircraft Partners, L.P. ("Registrant"), Pegasus Aircraft Management Corporation, a California corporation, Paine Webber Aircraft Leasing, Inc., a Delaware corporation, Pegasus Assignor L.P.A., Inc., a California corporation, dated April 27, 1989. Filed as
                        Exhibit 4.1 to the Registrant's Form 8-A on May 1, 1989 (Commission File No. 33-22986).*

             10.1 (a) Lease Agreement dated as of September 26, 1988 by and between Pegasus Capital Corporation, a California corporation ("Seller") and Northwest Aircraft, Inc. ("Lessee") (Boeing Model 727-251 airframe, SN 20289). Filed as Exhibit 10.2(c) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.*

                  (b) Lease Agreement dated as of September 26, 1988 by and between the Seller and Northwest Aircraft, Inc. ("Lessee") (Boeing Model 727-251 airframe, SN 19977). Filed as Exhibit 10.2(d) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.*

                  (c) Sublease Agreement dated as of September 26, 1988 by and between Lessee and Northwest Airlines, Inc. ("Sublessee") (Boeing Model 727-251 airframe, SN 20289). Filed as Exhibit 10.2(e) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.*

                  (d) Sublease Agreement dated as of September 26, 1988 by and between Lessee and Northwest Airlines, Inc. ("Sublessee") (Boeing Model 727-251 airframe, SN 19977). Filed as Exhibit 10.2(f) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.*

                  (e) Trust Agreement 258 dated as of December 23, 1988 by and between First Security Bank of Utah, National Association in its capacity as Owner Trustee ("Owner Trustee") and Registrant. Filed as Exhibit 10.2(i) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.*

                  (f) Trust Agreement 267 dated as of December 23, 1988 by and between the Owner Trustee and Registrant. Filed as
                        Exhibit 10.2(j) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.*

                  (g) Amendment 1 to Lease Agreement, dated May 27, 1993, between First Security Bank of Utah, National Association as Owner Trustee and Northwest Aircraft Inc. to amend a Lease Agreement, dated September26, 1988, for one Boeing 727-200 aircraft, U.S. Registration No. N258US. Filed as Exhibit 10.1(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.*

                  (h) Amendment 1 to Lease Agreement, dated May 27, 1993, between First Security Bank of Utah, National Association as Owner Trustee and Northwest Aircraft Inc. to amend a Lease Agreement, dated September26, 1988, for one Boeing 727-200 aircraft, U.S. Registration No. N267US. Filed as Exhibit 10.1(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.*

                  (i) Lease Agreement dated April 15, 1994 between First Security Bank of Utah, National Association, as Trustee, (Lessor) and Kiwi International Airlines, Inc., (Lessee) with respect to one used Boeing 727-251 Aircraft US Registration number N258US.*

                  (j) Lease Agreement dated February 15, 1994, between First Security Bank of Utah, National Association, as Trustee, (Lessor) and Kiwi International Airlines, Inc., (Lessee) with respect to one used Boeing 727-251 Aircraft US Registration number N267US.*

                  (k) Lease Amendment No. 1 dated March 15, 1995 with respect to the lease between First Security Bank of Utah, National Association, as Trustee, (Lessor) and Kiwi International Airlines, Inc., (Lessee) in reference 10
                        (1) (i) dated April 15, 1994.*

                  (l) Lease Amendment No. 1 dated March 15, 1995 with respect to the lease between First Security Bank of Utah, National Association, as Trustee, (Lessor) and Kiwi International Airlines, Inc., (Lessee) in reference 10
                        (1) (j) dated February 15, 1994.*

            10.2  (a)   Trust Agreement 603, dated as of October 10, 1988 by
                        and between the Seller and Owner Trustee providing for, among other things, the acquisition of one Boeing Model
                        747-143 Aircraft (the "Aircraft"), and concurrently therewith leasing the Aircraft to Continental Airlines, Inc. ("Lessee"). Filed as Exhibit 10.3(b) to the
                        Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.*

                  (b) Lease Agreement 603, dated as of October 14, 1988 by and between the Owner Trustee and Lessee. Filed as Exhibit 10.3(e) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.*

                  (c) Stipulation and Order, dated June 19, 1991, among Continental Airlines, Inc., New York Airlines, Inc., Bay Air Lease I, Cirrus Capital Corporation of Florida, Bay Air Lease III, Meridian Trust Company, as Owner Trustee, IAL Aircraft Acquisitions, Inc., Pegasus Aircraft Partners II, L.P., Pegasus Capital Corporation, IAL Aviation Resources, Inc., Aircraft Leasing, Inc., Pegasus Aircraft Partners, L.P., Gilman Financial Services, Inc. and First Security Bank of Utah, as Owner Trustee concerning various aircraft and aircraft engines. Filed as Exhibit 19.1(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.*

                  (d) Agreed Order, dated July 3, 1991, in connection with approval of Stipulation and Order, dated June 19, 1991, among Continental Airlines, Inc., New York Airlines, Inc., Bay Air Lease I, Cirrus Capital Corporation of Florida, Bay Air Lease III, Meridian Trust Company, as Owner Trustee, IAL Aircraft Acquisitions, Inc., Pegasus Aircraft Partners II, L.P., Pegasus Capital Corporation, IAL Aviation Resources, Inc., Aircraft Leasing, Inc., Pegasus Aircraft Partners, L.P., Gilman Financial Services, Inc. and First Security Bank of Utah, as Owner Trustee concerning various aircraft and aircraft engines. Filed as Exhibit 19.1(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.*

                  (e) Supplemental Stipulation and Order, dated December 30, 1992, among Continental Airlines, Inc., Bay Air Lease I, Cirrus Capital Corporation of Florida, Bay Air Lease III, Aviation Assets I, Aviation Assets II, Aviation Assets III, Aviation Assets IV, IAL Aircraft Acquisitions, Inc., Pegasus Aircraft Partners II, L.P., Pegasus Capital Corporation, IAL Aviation Resources, Inc., Pegasus Aircraft Partners, L.P., Gilman Financial Services, and First Security Bank of Utah, as Owner Trustee concerning various aircraft and aircraft engines. Filed as Exhibit 10.2(e) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.*

                  (f) Lease termination agreement dated October 16, 1995, between Continental Airlines, Inc. and First Security Bank of Utah, N.A. as trustee of a trust in which Pegasus Aircraft Partners, L.P. is the sole beneficiary with respect to the lease of the 747-143 aircraft.

             10.3 (a) Trust Agreement 735, dated as of September 26, 1988 by and between Seller and Owner Trustee providing for, among other things, the acquisition of one Boeing Model 727-224 aircraft (the "Aircraft"), and concurrently therewith leasing the Aircraft to Continental Airlines, Inc. ("Lessee"). Filed as Exhibit 10.4(b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.*

                  (b) Lease Agreement 735, dated as of September 26, 1988 by and between Owner Trustee and Lessee. Filed as Exhibit 10.4(d) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.*

                  (c) Stipulation and Order, dated June 19, 1991, among Continental Airlines, Inc., New York Airlines, Inc., Bay Air Lease I, Cirrus Capital Corporation of Florida, Bay Air Lease III, Meridian Trust Company, as Owner Trustee, IAL Aircraft Acquisitions, Inc., Pegasus Aircraft Partners II, L.P., Pegasus Capital Corporation, IAL Aviation Resources, Inc., Aircraft Leasing, Inc., Pegasus Aircraft Partners, L.P., Gilman Financial Services, Inc. and First Security Bank of Utah, as Owner Trustee concerning various aircraft and aircraft engines. Filed as Exhibit 19.1(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.*

                  (d) Agreed Order, dated July 3, 1991, in connection with approval of Stipulation and Order, dated June 19, 1991, among Continental Airlines, Inc., New York Airlines, Inc., Bay Air Lease I, Cirrus Capital Corporation of Florida, Bay Air Lease III, Meridian Trust Company, as Owner Trustee, IAL Aircraft Acquisitions, Inc., Pegasus Aircraft Partners II, L.P., Pegasus Capital Corporation, IAL Aviation Resources, Inc., Aircraft Leasing, Inc., Pegasus Aircraft Partners, L.P., Gilman Financial Services, Inc. and First Security Bank of Utah, as Owner Trustee concerning various aircraft and aircraft engines. Filed as Exhibit 19.1(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.*

                  (e) Supplemental Stipulation and Order, dated December 30, 1992, among Continental Airlines, Inc., Bay Air Lease I, Cirrus Capital Corporation of Florida, Bay Air Lease III, Aviation Assets I, Aviation Assets II, Aviation Assets III, Aviation Assets IV, IAL Aircraft Acquisitions, Inc., Pegasus Aircraft Partners II, L.P., Pegasus Capital Corporation, IAL Aviation Resources, Inc., Pegasus Aircraft Partners, L.P., Gilman Financial Services, and First Security Bank of Utah, as Owner Trustee concerning various aircraft and aircraft engines. Filed as Exhibit 10.3(e) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.*

                  (f) Amendment No. 1 to Lease Agreement 735 dated as of February 28, 1997 between the Owner Trustee and Continental Airlines, Inc.

            10.4  (a)   Trust Certificate dated February 16, 1989, for the
                        benefit of the Registrant from New DC-9T-I, Inc., a New
                        York Corporation and Meridian Trust Company ("Trustee").
                        Filed as Exhibit 19.2(c) to the Registrant's Quarterly
                        Report on Form 10-Q for the quarter ended March 31, 1989.*

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

                  (f) Agreed Order, dated April 14, 1993, approving lease amendments among Trans World Airlines, Inc., Registrant, Pegasus Aircraft Partners II, L.P. and Pegasus Capital Corporation relating to leases of certain aircraft.*

                  (g) Amendment No. 3 dated as of January 16, 1995 between Meridian Trust Company Owner Trustee as Lessor and TWA as lessee with respect to the lease of one McDonnell Douglas MD-82, U.S. Registration No. N904TW.*

            10.5  (a)   Amended and Restated Lease No. 1, dated October 14,
                        1988, between PS Group, Inc. and USAir, Inc. Filed as
                        Exhibit 10.2.9 to Form S-1 Registration Statement, dated
                        July 3, 1989 for Pegasus Aircraft Partners II, L.P.
                        (Commission File No. 33-28359).*

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

            10.6  (a)   Loan Agreement, dated April 22, 1994, between
                        Pegasus Aircraft Partners, L.P. and Philadelphia
                        National Bank, Incorporated as CoreStates Bank, N.A..*
                        (b) Promissory Note, dated April 22, 1994, made by
                        Pegasus Aircraft Partners, L.P. in favor of Philadelphia
                        National Bank Incorporated as CoreStates Bank, N.A.*

                  (c) Security Agreement and Assignment of lease between First Security Bank of Utah, National Association as owner trustee and Philadelphia National Bank Incorporated as CoreStates Bank, N.A. with respect to aircraft N17010.*

                  (d) Assignment of beneficial interest for Pegasus Aircraft Partners, L.P. to Philadelphia National Bank Incorporated as CoreStates Bank, N.A. with respect to the Pegasus interest in the USAir Trust Agreement and the Continental Trust Agreement.*

                  (e) Amended and restated loan agreement dated as of July 20, 1995 between Pegasus Aircraft Partners, L.P. and CoreStates Bank N.A..

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

      Dated:  March ___, 1998

                                 Pegasus Aircraft Partners, L.P.
                                 (Registrant)

                                 By:   Air Transport Leasing, Inc.
                                       Administrative General Partner

                                       By:   /s/ Clifford B. Wattley
                                             -----------------------
                                             Clifford B. Wattley
                                             President and Director

                                       By:   /s/ Joseph P. Ciavarella
                                             -----------------------
                                             Joseph P. Ciavarella
                                             Vice President, Treasurer,
                                             Secretary and Chief Financial
                                             and Accounting Office

                                 By: Pegasus Aircraft Management Corporation Managing General Partner


                                       By:   /s/ Richard S. Wiley
                                             -----------------------
                                             Richard S. Wiley
                                             President and Chairman
                                             of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March ___, 1998.


Signature                            Title
---------                            -----

/s/ Richard S. Wiley                 President and Chairman of
--------------------                 the Board of Pegasus Aircraft
Richard S. Wiley                     Management Corporation


/s/ Gerald F. Goertz, Jr.            Chairman of the Board of
-----------------------              Air Transport Leasing, Inc.
Gerald F. Goertz, Jr.

/s/ Clifford B. Wattley              President and Director of
-----------------------              Air Transport Leasing, Inc.
Clifford B. Wattley

/s/ Stephen R. Dyer                  Vice President, Assistant
----------------------               Secretary and Director of
Stephen R. Dyer                      Air Transport Leasing, Inc.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Dated:  March ___, 1998

                                    Pegasus Aircraft Partners, L.P.
                                    (Registrant)

                                By:   Air Transport Leasing, Inc.
                                      Administrative General Partner

                                      By:
                                         --------------------
                                         Clifford B. Wattley
                                         President and Director

                                      By:
                                         --------------------
                                         Joseph P. Ciavarella
                                         Vice President, Treasurer,
                                         Secretary and Chief Financial
                                         and Accounting Officer

                                By: Pegasus Aircraft Management Corporation Managing General Partner


                                      By:
                                         --------------------
                                         Richard S. Wiley
                                         President and Chairman
                                         of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March ___, 1998.



Signature                            Title
---------                            -----


----------------------               President and Chairman of
Richard S. Wiley                     the Board of Pegasus Aircraft
                                     Management Corporation


----------------------               Chairman of the Board of
Gerald F. Goertz, Jr.                Air Transport Leasing, Inc.


----------------------               President and Director of
Clifford B. Wattley                  Air Transport Leasing, Inc.


----------------------               Vice President, Assistant
Stephen R. Dyer                      Secretary and Director of
                                     Air Transport Leasing, Inc.

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