Form 10-Q
period 1998-03-31
PEGASUS AIRCRAFT PARTNERS L P
filed 1998-05-15
CIK 835900

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                      QUARTERLY REPORT ON FORM 10Q FOR THE
                          QUARTER ENDED MARCH 31, 1998

TABLE OF CONTENTS

                                                                                                 PAGE
                                                                                                 ----
PART 1            FINANCIAL INFORMATION

                  Item 1.           Financial Statements (unaudited)                                2

                                    Balance Sheets-March 31, 1998                                   2
                                    and December 31, 1997

                                    Statements of Income for the three months                       3
                                    ended March 31, 1998 and 1997

                                    Statements of Partners' Equity for the three                    4
                                    months ended March 31, 1998 and 1997

                                    Statements of Cash Flows for the three months                   5
                                    ended March 31, 1998 and 1997

                                    Notes to Financial Statements                                   6

                  Item 2.           Management's Discussion and Analysis                           13
                                    of Financial Conditions and Results of Operations

PART II           OTHER INFORMATION

                  Item 1.           Legal Proceedings                                              17
                  Item 6.           Exhibits and Reports on Form 8-K                               19

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                         PEGASUS AIRCRAFT PARTNERS, L.P.

             BALANCE SHEETS -- MARCH 31, 1998 AND DECEMBER 31, 1997
                                   (unaudited)

                                                                 1998              1997
                                                                 ----              ----
                                                                    (IN THOUSANDS
                                                                   EXCEPT UNIT DATA)

                                     ASSETS
Cash and cash equivalents                                      $  1,093        $  1,356
Rent and other receivables, net                                     474             422
Aircraft, net (Notes 2 and 5)                                    29,015          28,708
Other assets                                                         29              26
                                                               --------        --------
      Total Assets                                             $ 30,611        $ 30,512
                                                               ========        ========

                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
   Notes payable (Note 4)                                      $  8,771        $  7,271
   Accounts payable and accrued expenses                            147             302
   Payable to affiliates (Note 3)                                   370             458
   Deferred rental income and deposits                            1,106             982
   Distributions payable to partners                              1,616           1,632
   Maintenance reserve payable                                      227             192
   Accrued interest payable                                          74            --
                                                               --------        --------
      Total Liabilities                                          12,311          10,837
                                                               --------        --------

COMMITMENTS AND CONTINGENCIES (Notes 3, 4 and 5)

PARTNERS' EQUITY:
   General Partners                                                (613)           (599)
   Limited Partners (4,000,005 units outstanding)                18,913          20,274
                                                               --------        --------
      Total Partners' Equity                                     18,300          19,675
                                                               --------        --------
         Total Liabilities and Partners' Equity                $ 30,611        $ 30,512
                                                               ========        ========

The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                              STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (unaudited)

                                                  1998              1997
                                                     (IN THOUSANDS
                                                    EXCEPT UNIT DATA
                                                AND PER UNIT AMOUNTS)

REVENUE:
   Rentals from operating leases               $    1,940       $    1,680
   Interest                                            12               30
   Gain on sale of engine                            --                177
                                               ----------       ----------
                                                    1,952            1,887
                                               ==========       ==========

EXPENSES:
   Depreciation and amortization                    1,260            1,100
   Interest expense                                   208               68
   Management and re-lease fees (Note 3)              155              138
   General and administrative (Note 3)                 45               63
   Direct lease                                        43               54
   Maintenance expense                               --               --
                                               ----------       ----------
                                                    1,711            1,423
                                               ----------       ----------

NET INCOME                                     $      241       $      464
                                               ==========       ==========

NET INCOME ALLOCATED:
   To the General Partners                     $        2       $        5
   To the Limited Partners                            239              459
                                               ----------       ----------
                                               $      241       $      464
                                               ==========       ==========

NET INCOME PER LIMITED PARTNERSHIP UNIT        $      .06              .11
                                               ==========       ==========

WEIGHTED AVERAGE NUMBER
   OF LIMITED PARTNERSHIP
   UNITS OUTSTANDING                            4,000,005        4,000,005
                                               ==========       ==========

The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (unaudited)

                                               GENERAL         LIMITED
                                               PARTNERS        PARTNERS             TOTAL
                                               --------        --------             -----
                                                          (IN THOUSANDS)
Balance, January 1, 1998                        $(599)        $ 20,274           $ 19,675
   Net income                                       2              239                241
   Distributions declared to partners             (16)          (1,600)            (1,616)
                                                -----         --------           --------

Balance, March 31, 1998                         $(613)        $ 18,913           $ 18,300
                                                ======        ========           ========


Balance, January 1, 1997                        $(542)        $ 25,965           $ 25,423
   Net income                                       5              459                464
   Distributions declared to partners             (16)          (1,600)            (1,616)
                                                -----         --------           --------

Balance, March 31, 1997                         $(553)        $ 24,824           $ 24,271
                                                ======        ========           ========

The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (unaudited)

                                                                 1998           1997
                                                                -------        -------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $   241        $   464
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                               1,260          1,100
      Gain on sale of engine                                       --             (177)
      Change in assets and liabilities:
         Rent and other receivables                                 (94)             4
         Other assets                                                (3)            21
         Accounts payable and accrued expenses                     (155)            14
         Payable to affiliates                                      (88)            96
         Deferred rental income                                     124             15
         Unrestricted maintenance reserves                           35           --
         Accrued interest payable                                    74             19
                                                                -------        -------
   Net cash provided by operating activities                      1,394          1,556
                                                                -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of engine                                 --              275
      Capitalized aircraft improvement                           (1,567)        (1,026)
      Repayment of advances by lessees                               42             77
                                                                -------        -------
   Net cash used in investing activities                         (1,525)          (674)
                                                                -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from notes payable                                 1,500          2,150
      Cash distributions paid to partners                        (1,632)        (1,608)
      Repayment of notes payable                                   --             (107)
      Maintenance reserves payable                                 --               92
                                                                -------        -------
   Net cash (used in) provided by financing activities             (132)           527
                                                                -------        -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (263)         1,409

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  1,356          2,521
                                                                -------        -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 1,093        $ 3,930
                                                                =======        =======

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
      Interest paid                                             $   134        $    49
                                                                =======        =======

The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1998
                                   (unaudited)

1.       GENERAL

         The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the General Partners, necessary to fairly present the financial position of the Partnership as of March 31, 1998 and the results of its operations, changes in partners' equity, and cash flows for the three months then ended.

         These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Partnership's annual audited financial statements for the year ended December 31, 1997.

        New Accounting Pronouncement: In March 1998, the Partnership adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from nonowner sources. The adoption of this pronouncement did not impact the reporting of the Partnership's results of operations.

2.       AIRCRAFT UNDER OPERATING LEASES

         The Partnership's net investment in aircraft as of March 31, 1998 and December 31, 1997 consisted of the following (in thousands):

                                                1998            1997
                                              --------        --------
Aircraft on operating leases                  $ 84,242        $ 71,120
Less: Accumulated depreciation                 (45,708)        (40,609)
      Reserve for decline in market
         value of aircraft                      (5,668)         (3,368)
      Net Lease Settlement proceeds
         accounted for as cost recovery         (3,673)         (3,673)
      Provision for maintenance cost              (178)           (178)
                                              --------        --------
                                              $ 29,015        $ 23,292
                                              --------        --------

Aircraft held for lease                           --          $ 11,555
Less: Accumulated depreciation                    --            (3,839)
      Reserves for decline in market
         value of aircraft                        --            (2,300)
                                              --------        --------
                                                  --             5,416
                                              --------        --------
      Aircraft net                            $ 29,015        $ 28,708
                                              ========        ========

3.       TRANSACTIONS WITH AFFILIATES

         Management Fees: The General Partners are entitled to receive a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees paid. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. The General Partners earned $28,000 of base management fees during the three months ended March 31, 1998.

         The General Partners also are entitled to receive a quarterly subordinated incentive management fee in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees). Of this amount, 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. The General Partners earned $70,000 of incentive management fees during the three months ended March 31, 1998.

         Re-lease Fees: The General Partners are entitled to receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is made. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. The General Partners earned $57,000 of re-lease fees during the three months ended March 31, 1998. All of the above fees are subordinated to the limited partners receiving an 8% annual non-cumulative return based upon original contributed capital.

         Accountable General and Administrative Expenses: The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. Such reimbursable expenses amounted to $13,000 during the three months ended March 31, 1998, all of which were payable to the Administrative General Partner.

         During the quarter ended March 31, 1998 the Partnership paid $634,000 to a maintenance facility that is affiliated with the Managing General Partner. Additionally, the Partnership paid $885,000 to an aircraft parts company which is owned by the President and Director of the Managing General Partner and two former officers and directors of the Managing General Partner.

4.       NOTES PAYABLE

         In July 1995, the Partnership and its Lender completed an extension of their existing commitment. Under the new agreement, the aggregate commitment remained at $4,000,000, the Partnership's ability to borrow under the facility was extended until May 1, 1997 and the floating interest rate charged under the facility was reduced to the Lender's prime rate plus .5%. The Lender released the Boeing 747-100 aircraft as collateral under the loan and received as substitute collateral a perfected security interest in the Partnership's MD-82 aircraft leased to TWA. At December 31, 1996, the outstanding loan balance was $1,218,000.

         In February 1997, the Partnership purchased five aircraft engines from an unaffiliated third party for $2,150,000 plus six engine cores from the former Kiwi aircraft which required overhaul, utilizing its then existing borrowing facility. The Lender charged the Partnership 1.50% over prime with respect to this borrowing and increased the rate on the other borrowings to 1.50% over prime. In April 1997, the Partnership obtained a new borrowing facility with a different lender. Under the terms of the new agreement, the Partnership was able to borrow up to $7,500,000 at an interest rate of 1% over the lender's prime rate of interest. The lender's commitment is for a term of 36 months, at which time all principal will be due. During the loan term, the Partnership will be required to pay interest on a monthly basis and maintain a minimum outstanding balance of $2,000,000. During 1997, the Partnership used an aggregate $7.2 million to retire prior outstanding debt and purchase hushkits for, ultimately, the Sky Trek and TNT aircraft. In January 1998, the Lender increased the borrowing commitment from $7.5 million to $10 million and increased the interest rate from 1% to 1.25% over prime. The proceeds were or will be utilized to fund the cargo conversion of the aircraft delivered to TNT.

5.       AIRCRAFT

         Continental Airline Leases: During December 1988, the Partnership acquired a Boeing 727-200 advanced aircraft for a total purchase price of $8,025,000 which as of March 31, 1997 is subject to a lease with Continental providing for rentals of $75,000 per month through June 30, 1998, the scheduled expiration date. The Partnership is in discussions with Continental regarding a short extension of the lease beyond that date.

         During December 1988, the Partnership acquired a Boeing 747-100 aircraft for a total purchase price of $17,847,000. The aircraft was originally subject to an operating lease with Continental, the term of which was originally scheduled to expire on April 30, 1996

         In January 1995, Continental announced that it was grounding certain aircraft, including the Boeing 747 aircraft owned by the Partnership. Continental discontinued utilizing the Boeing 747 aircraft, did not make any rental payments after January 1995 and returned the Boeing 747 aircraft to the Partnership. During the quarter ended September 30, 1995, the Partnership and Continental completed the negotiation of a lease settlement agreement ("Lease Settlement"). Under the terms of the Lease Settlement, Continental agreed to pay the Partnership the amount otherwise due under the lease as rent for the period February 1995 to August 1995 plus a discounted amount representing the amount of rent that would have been due under the lease for the period September 1, 1995 to April 30, 1996, the scheduled expiration date of the lease. Continental returned the Aircraft and engines in the return condition required by the lease. On October 16, 1995 the Partnership received the Lease Settlement proceeds totaling $3,906,000.

         A substantial portion of the proceeds were accounted for under the cost recovery method thereby reducing the Partnership's net carrying value of the aircraft. The remaining gain on the lease settlement was offset by the related management fees accrued and thus no net gain or loss was recognized on the settlement. See TWA discussion below for a further discussion of the Boeing 747 aircraft.

         Trans World Airlines Leases: During February 1989, the Partnership acquired a McDonnell Douglas MD-82 aircraft for a total purchase price of $21,017,000 which as of March 31, 1998 is subject to a lease with Trans World Airlines, Inc. (TWA) providing for rentals of $185,000 per month for a term scheduled to expire in September 2004.

         Pursuant to a previous lease amendment relating to the MD-82, the Partnership reimbursed TWA for $225,000 of capital improvements and advanced $750,000 to TWA to finance certain major maintenance procedures. TWA is repaying the $750,000 to the Partnership through September 1, 1998, in equal monthly installments, with interest at a fixed rate of 9.68%. At March 31, 1998 the balance of the receivable was $86,000. All 1998 payments to date have been made by TWA.

         In mid-October 1994 because of operating and financial problems, TWA announced that it would seek a global restructuring of its capital including lease deferrals negotiated with aircraft lessors such as the Partnership ("Exchange Offer"). TWA and the Partnership agreed to a deferral of 50% of the original rent scheduled for November 1994 and 75% of the original rent schedule from December 1994 to April 1995. Additionally, TWA and the Partnership reached an agreement to extend the lease of the MD-82 aircraft by six years beyond the then scheduled expiration date to October 1, 2004 at the current lease rate at $185,000 per month. All rents deferred during the November 1994 to April 1995 period were repaid with interest at 12% from the date of the deferral over an 18 month period which commenced May 1, 1995. On June 30, 1995, TWA filed a prepackaged reorganization plan under Chapter 11 of the U.S. Bankruptcy Code. On August 23, 1995, the reorganization plan, which included the foregoing lease modifications, was confirmed by the Bankruptcy Court, and TWA emerged from bankruptcy.

         In July 1996, the Partnership delivered its Boeing 747-100 aircraft, formerly leased to Continental, to TWA under a lease with a term of approximately four years. The lease provides for a monthly rent of $180,000. The Partnership incurred costs of approximately $1,280,000 in connection with the redelivery, integration and maintenance of the Boeing 747 aircraft, of which $669,000 represented maintenance expense and $611,000 were capitalized expenditures. The Partnership received a security deposit of $360,000 from TWA with respect to the lease. TWA has entered into a fleet restructuring program that has resulted in grounding a substantial portion of its Boeing 747 aircraft, including the Boeing 747 leased from the Partnership. TWA continues to make lease payments with respect to the aircraft. TWA has made all rental payments, advance repayments and payments of deferred rent. TWA has narrowed its losses and improved its liquidity although it has yet to achieve sustained profitability.

         US Airways Group, Inc. ("USAir"): During March 1989, the Partnership acquired one half of the beneficial interest in a trust ("Trust") that is the owner/lessor of a McDonnell Douglas MD-81 ("USAir Aircraft") for a purchase price of $9,999,000. The remaining one-half interest in the Trust is owned by Pegasus Aircraft Partners II, L.P. an affiliated partnership.

         Rental payments are payable quarterly, in arrears, at a rate of $304,000 (for the Partnership's one-half interest in the aircraft). During 1997, US Air exercised its renewal option for a three-year extension (to June 2001) at the original lease rate. US Air also has three additional one-year renewal options at fair market rental rates. US Air may elect to purchase the aircraft at its fair market value at the end of any renewal term.

         The McDonnell Douglas MD-81 aircraft was purchased subject to a tax benefit transfer lease ("TBT lease") which provided for the transfer of the investment tax credits and depreciation deductions with respect to the aircraft to a tax lessor. Under the TBT lease, the Trust, as the owner of the aircraft and tax lessee under the TBT lease, has agreed to indemnify the tax lessor if certain anticipated tax benefits are lost by the tax lessor as a result of, among other things, acts or omission by the Trust, breach of covenants by the Trust under the TBT lease, loss or damage to the aircraft or use of the aircraft outside the United States. The TBT lease requires that a letter of credit be posted to collateralize this obligation. The Partnership shares in the annual cost of the letter of credit and is obligated for one-half of any calls on the letter of credit.

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

         Under the operating lease, the lessee, USAir, has assumed all liabilities, indemnities and obligations of the Trust to the tax lessor under the TBT lease and has agreed to indemnify the Trust for any liability, indemnity or obligation to the tax lessor under the TBT lease except for liability resulting from breaches by the Trust of covenants under the operating lease. USAir has not posted a letter of credit to collateralize this obligation. As a result of the foregoing, if the tax lessor draws on the letter of credit as a result of an action by the lessee, the Partnership and Pegasus Aircraft Partners II, L.P., through the Trust will be responsible for the loss to the tax lessor until and if indemnification can be obtained from the lessee.

         Kiwi International Air Lines Inc - Bankruptcy: The Partnership owns two Boeing 727-200 non-advanced aircraft, originally acquired in December 1988 for $6,308,000 per aircraft. In February 1994 and April 1994, the Partnership entered into leases with Kiwi, each originally for a term of approximately five years with rents payable monthly in advance at $55,000 per aircraft. The leases were modified in 1996 and extended to December 31, 1999. The leases also required Kiwi to pay maintenance reserves for airframe and engines, of $250 per flight hour, which could be drawn upon by Kiwi for specific maintenance procedures. The aircraft were delivered to Kiwi in April and July 1994. In connection with the first Kiwi lease, the Partnership also acquired an additional aircraft engine, at a cost of $195,000, which was used as a spare by Kiwi on a utilization basis at $105 per flight hour of use. The Partnership invested an additional $3,108,000 for maintenance, aging aircraft modifications and other Kiwi requested modifications prior to delivery, $580,000 of which was funded by return condition settlement payments from the prior lessee. The leases allowed Kiwi to request that the aircraft be hushkitted by the Partnership to obtain Stage III noise abatement status or terminate the lease.

         During 1996, in part, because of the grounding of certain Kiwi aircraft by the FAA as the result of pilot handbook deficiencies and the market reaction to the Valujet incident, Kiwi did not meet its financial goals. Kiwi requested and was granted by the Partnership a deferral of its August 1996 rental and July 1996 maintenance payments. Kiwi was also unable to make its September rental and August maintenance payments and was placed in default by the Partnership.

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

         The Partnership filed a claim in Kiwi's bankruptcy case for all unpaid items in connection with the leases as well as rejection damages. The Partnership also filed an adversarial complaint seeking the Bankruptcy Court's authority to utilize the maintenance reserves held ($1.6 million). In April 1997, the Partnership won a summary judgment in Bankruptcy Court permitting the use of the collected maintenance reserves. The maintenance reserves were reclassified from restricted cash to cash and cash equivalents and the maintenance reserve payable was applied against expenditures made to make the aircraft leasable. The spare engine was sold during the quarter ended March 1997 for $275,000. The Partnership was also involved in litigation within the Kiwi bankruptcy with the company who acted as Kiwi's engine manager regarding each party's compliance with a settlement agreement entered into to facilitate the recovery of the aircraft. The parties achieved a negotiated settlement in May 1997.

         In July 1997, the Bankruptcy Court approved a proposal to purchase the assets of Kiwi submitted by a group which included certain of the parties that had provided debtor-in-possession financing. Based upon the approved purchase price and other liabilities, it is likely that the Partnership will have little or no recovery of its bankruptcy claims.

         Nations Air Express, Inc.: On December 31, 1996, the Partnership delivered a Boeing 727-200 aircraft, formerly leased to Kiwi, to Nations Air Express Inc. ("Nations") subject to a lease for a term of approximately 36 months at a lease rate of $65,000 per month. Nations was also required to make maintenance reserve payments of approximately $347 per flight hour to be reduced thereafter and used only for specific maintenance and was obligated to complete the next phase "C" check without reimbursement from maintenance reserves.

         At the time of its delivery to Nations, because of Kiwi's noncompliance with lease return condition provisions and the need to deliver the aircraft quickly, the Partnership delivered the aircraft with one engine which belonged to Pegasus Aircraft Partners II, L.P., an affiliated partnership, and two engines which belonged to affiliates of the Managing General Partner. The Partnership paid those entities for their share of the rents (of $45,000 in the aggregate per month plus related reserves) while using such engines. The Partnership purchased five rebuilt engines in January 1997 from an unaffiliated third party, three of which were installed on the aircraft in March 1997. Additionally, the Partnership hushkitted the aircraft at a cost of approximately $1.9 million and simultaneously extended the lease to April 2002 and increased the monthly lease rate from $65,000 to $105,000, effective April 1997. During 1997, Nations incurred operating problems and struggled with adequate liquidity and capitalization requirements. Nations fell in arrears with respect to rent and maintenance reserves due and in July 1997 began making weekly payments of rent and maintenance reserves instead of monthly payments. In late July 1997, Nations stopped making weekly payments and stopped flying the aircraft shortly thereafter. Nations was unable to fund a "C" check then due and after Nations was unable to raise any additional financing, the Partnership recovered the aircraft in September 1997. At December 31, 1997, the Partnership had unfunded maintenance reserves due from Nations totaling $400,000 (which are not reflected on the financial statements) and had provided an allowance for bad debts of $20,000 with respect to rents earned prior to the recovery of the aircraft. The Partnership provided a writedown of $200,000 with respect to rent receivable relating to this aircraft during the year ended December 31, 1997.

         Sky Trek International Airlines, Inc.: In February 1997, the Partnership entered into an agreement in principle to lease the second former Kiwi 727 aircraft to a start-up airline, Sky Trek International Airlines Inc. ("Sky Trek"). The lease was executed and the aircraft was delivered in late June 1997. The Sky Trek lease provides for rent of $95,000 per month for a term of approximately 60 months. Sky Trek provided a lease deposit of $190,000 and will be obligated to fund maintenance reserves, in the aggregate, at a rate of $325 per flight hour. The Partnership completed a C check (including replacing time-controlled parts) at a cost of approximately $1,500,000 before the application of maintenance reserves of $888,000 to restore the aircraft and has purchased a hushkit at a cost of $1,900,000, a portion of which was funded from the Kiwi maintenance reserves. Two of the five engines purchased in January 1997 were installed on the aircraft and the Partnership purchased a third engine from an unaffiliated party at a cost of $625,000. The Partnership provided a writedown of $150,000 with respect to this aircraft at December 31, 1997.

         TNT Transport International B.V.: In November 1997, the Partnership entered into an agreement in principle to lease the aircraft formerly leased to Nations to a European freight carrier, TNT Transport International B.V. ("TNT") for a term of four years. The lease would provide for monthly rentals of $123,500 (subject to a reduction of approximately 10% after two years if TNT exercises an option to extend the lease for an additional two years beyond the original expiration date) and airframe and landing gear reserves aggregating $85 per flight hour. As of December 31, 1997, TNT provided a $150,000 security deposit. TNT also has the right to extend the lease for an additional two years after the fourth year (if the above option is not exercised) at $95,000 per month. The Partnership spent approximately $2.6 million for a "C" check and cargo conversion of the aircraft. The work was performed and the aircraft parts provided by companies affiliated with the Managing General Partner or its President and Director. The Partnership increased its borrowing facility from $7,500,000 to $10,000,000 to finance this work. The aircraft was delivered in March 1998.

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

         Rent and other receivables increased by $52,000 from $422,000 at December 31, 1997 to $474,000 at March 31, 1998. This increase was due to amounts due from TWA and Sky Trek at March 31, 1998 (which were paid in early April, 1998) offset by the continued repayment of the advance by TWA.

         Other assets increased by $3,000 from $26,000 at December 31, 1997 to $29,000 at March 31, 1998.

         Deferred rental income and deposits increased $124,000 from $982,000 at December 31, 1997 to $1,106,000 at March 31, 1998, due to the receipt in March, upon delivery of the aircraft, of the April, 1998 rent from TNT.

         Payable to affiliates decreased by $88,000, from $458,000 at December 31, 1997 to $370,000 at March 31, 1998.

         During the three months ended March 31, 1998 the Partnership paid cash distributions pertaining to the fourth quarter of 1997. The quarterly distribution represented an annualized rate equal to 8% of contributed capital ($.40 per Unit).

         The amount of each distribution will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position. The distribution for the first quarter of 1998 was paid on April 25, 1998 at an annualized rate of 8% of contributed capital ($.40 per Unit).

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes, approximately 85% of the cash distributions declared for the quarter ended March 31, 1998, constituted a return of capital. Also, based on the amount of net income reported by the Partnership for accounting purposes, approximately 72% of the cash distributions paid to the partners from inception of the Partnership through March 31, 1998 constituted a return of capital. However, the total actual return on capital over the Partnership's life can only be determined at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized.

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

         In February 1997, the Partnership purchased five aircraft engines from an unaffiliated third party for $2,150,000 plus six engine cores from the former Kiwi aircraft which required overhaul, utilizing its then existing borrowing facility. The Lender charged the Partnership 1.50% over prime with respect to this borrowing and increased the rate on the other borrowings to 1.50% over prime. In April 1997, the Partnership obtained a new borrowing facility with a different lender. Under the terms of the new agreement, the Partnership will be able to borrow up to $7,500,000 at an interest rate of 1% over the lender's prime rate of interest. The lender's commitment is for a term of 36 months, at which time all principal will be due. During 1997, the Partnership used an aggregate $7.2 million to return prior outstanding debt and purchase hushkits for the Sky Trek and TNT aircraft. In January 1998, the Lender increased the borrowing commitment from $7.5 million to $10 million and increased the interest rate to 1.25% over prime. The proceeds from the increased borrowing commitment will be utilized to fund the cargo conversion of the aircraft delivered to TNT.

         With the exception of the 727-200 advanced aircraft leased to Continental which is scheduled to expire on June 30, 1998 all of the Partnership's assets are subject to leases with remaining terms of at least 27 months. The Partnership is currently investigating remarketing opportunities for the 727-200 advanced aircraft. If the Partnership is unable to remarket this aircraft on a timely basis the Partnership may not be able to sustain its current distribution rate. During 1997 the Partnership invested $9.4 million in capitalized aircraft's improvements and maintenance checks, of which $1.6 million was funded by the application of maintenance reserves collected from Kiwi and Nations. During the quarter ended March 31, 1998, the Partnership spent approximately $1.2 million with respect to the cargo conversion relating to the Boeing 727 leased to TNT. In January 1998, the availability under the borrowing facility was increased from $7.5 million to $10 million. Upon the completion of the cargo conversion and delivery of the aircraft to TNT in March 1998 all of the Partnership's aircraft were deployed. (See Item 1, Financial Statements, Footnote 5, "Aircraft".)

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

LITIGATION

None

RESULTS OF OPERATIONS

         The Partnership's net income was $241,000 for the three months ended March 31, 1998 ("1998 Quarter") as compared to $464,000 for the quarter ended March 31, 1997 ("1997 Quarter"). Net income per limited partnership unit also decreased to $.06 for the 1998 Quarter from $.11 per Unit for the 1997 Quarter.

         The decrease in the Partnership's net income for the 1998 Quarter resulted primarily from greater depreciation expense relating to the Sky Trek aircraft (off-lease in the 1997 Quarter) and greater interest expense relating to increased borrowings to finance capitalized aircraft improvements made throughout 1997 partially offset by an increase in rental revenue.

         Rental revenue increased $260,000, or 15%, for the 1998 Quarter, due primarily to the rents recognized with respect to the Sky Trek aircraft which was off-lease in the 1997 Period, partially offset by the fact that the former Nations Aircraft was off-lease for substantially all of the 1998 Quarter prior to its delivery to TNT on March 24, 1998.

         Interest income for the 1998 Quarter decreased by $18,000 or 60%, in comparison to the 1997 Quarter. The decrease was primarily attributable to the continued repayment of advances by TWA, reducing the balances on which interest is earned, as well as the utilization of cash reserves for capitalized aircraft improvements.

         Depreciation and amortization increased $160,000, or 15%, for the 1998 Quarter in comparison to the 1997 Quarter. The increase was attributable to the depreciation relating to capitalized aircraft improvements made during 1997, principally those related to the Sky Trek aircraft, which was also off-lease during the 1997 Period. The Partnership does not recognize depreciation expense with respect to off-lease aircraft.

         Management and re-lease fees payable to the General Partners for the 1998 Quarter increased $17,000, or 12%, in comparison to the 1997 Quarter, which was attributable to higher rental revenue in the 1998 Quarter, which serves as the basis for certain fees.

         General and administrative expense decreased by $18,000 or 29% in the 1998 Quarter as compared to the 1997 Quarter which was consistent with the Partnership's level of operations.

         Interest expense increased by $140,000 in the 1998 Quarter as compared to the 1997 Quarter due to an increase in borrowings to fund capitalized aircraft improvements.

         Direct lease expenses (which include the legal fees associated with the Kiwi bankruptcy) decreased by $11,000 or 20% due principally to the Kiwi related expenditures incurred in the prior year period.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits and reports to be filed: none

         (b) The Partnership did not file any reports on Form 8-K during the first quarter of the fiscal year ending December 31, 1998.

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

                                          Pegasus Aircraft Partners, L.P.
                                          (Registrant)

                                          By: Air Transport Leasing, Inc.
                                              A General Partner

Date: May 13, 1998                        By: /s/ Joseph P. Ciavarella
                                              Joseph P. Ciavarella
                                              Vice President, Treasurer
                                              and Chief Financial
                                              and Accounting Officer