Form 10-Q
period 1998-06-30
PEGASUS AIRCRAFT PARTNERS L P
filed 1998-08-14
CIK 835900

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549
(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 1998
                              --------------------------------------------------

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission file number                        0-17712
                       ---------------------------------------------------------

                         Pegasus Aircraft Partners, L.P.
                         -------------------------------
             (Exact name of registrant as specified in its charter)



             Delaware                                    84-1099968
      -----------------------                        -------------------
      (State of organization)                          (IRS Employer
                                                     Identification No.)



   Four Embarcadero Center 35th Floor
       San Francisco, California                              94111
       -------------------------                              -----
       (Address of principal                                (Zip Code)
         executive offices)


        Registrant's telephone number, including area code (415) 434-3900


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No ___.
                                             ---
                       This document consists of 21 pages.

                         Pegasus Aircraft Partners, L.P.
                      Quarterly Report on Form 10-Q for the
                           Quarter Ended June 30, 1998



                                Table of Contents
                                -----------------



                                                                     Page
                                                                     ----

  Part I    FINANCIAL INFORMATION

            Item 1.    Financial Statements (unaudited)

                       Balance Sheets - June 30, 1998
                       and December 31, 1997                           3

                       Statements of Income for the three months
                       ended June 30, 1998 and 1997                    4

                       Statements of Income for the six months
                       ended June 30, 1998 and 1997                    5

                       Statements of Partners' Equity for the six
                       months ended June 30, 1998 and 1997             6

                       Statements of Cash Flows for the six
                       months ended June 30, 1998 and 1997             7

                       Notes to Financial Statements                   9

            Item 2.    Management's Discussion and Analysis
                       of Financial Condition and Results
                       of Operations                                  12


  Part II   OTHER INFORMATION

            Item 1.    Legal Proceedings                              16
            Item 5.    Other Information                              16
            Item 6.    Exhibits and Reports on Form 8-K               17

                           Part I. FINANCIAL INFORMATION
                                   ---------------------


Item 1.    Financial Statements
           --------------------

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

              BALANCE SHEETS -- JUNE 30, 1998 AND DECEMBER 31, 1997
              -----------------------------------------------------
                                   (unaudited)

                                     ASSETS
                                     ------

                                                          1998       1997
                                                          ----       ----
                                                 (in thousands except unit data)

Cash and cash equivalents                              $  2,252   $  1,356
Rent and other receivables, net                             425        422
Aircraft, net (Note 2)                                   27,870     28,708
Other assets                                                 41         26
                                                       --------   --------
    Total Assets                                       $ 30,588   $ 30,512
                                                       --------   --------

                     LIABILITIES AND PARTNERS' EQUITY
                     --------------------------------

LIABILITIES:
    Notes payable (Note 4)                             $ 10,000   $  7,271
    Accounts payable and accrued expenses                   173        302
    Payable to affiliates (Note 3)                          391        458
    Deferred rental income and deposits                     982        982
    Distributions payable to partners                     1,616      1,632
    Maintenance reserves collected                          245        192
    Accrued interest payable                                 81       --
                                                       --------   --------
    Total Liabilities                                    13,488     10,837
                                                       --------   --------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)

PARTNERS' EQUITY:
  General Partners                                         (624)      (599)
  Limited Partners (4,000,005 units outstanding)         17,724     20,274
                                                       --------   --------
    Total Partners' Equity                               17,100     19,675
                                                       --------   --------

    Total Liabilities and Partners' Equity             $ 30,588   $ 30,512
                                                       ========   ========


                   The accompanying notes are an integral part
                         of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                              STATEMENTS OF INCOME
                              --------------------

                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                -------------------------------------------------
                                   (unaudited)

                                            1998           1997
                                            ----           ----
                           (in thousands, except unit data and per unit amounts)

REVENUE:
   Rentals from operating leases         $    2,279     $    1,946
   Interest and other                            19             22
                                         ----------     ----------
                                              2,298          1,968
                                         ----------     ----------


EXPENSES:
   Depreciation and amortization              1,376          1,116
   Management and re-lease fees (Note 3)        187            167
   General and administrative (Note 3)           80             60
   Interest expense                             231            159
   Direct lease                                  16             58
                                         ----------     ----------
                                              1,890          1,560
                                         ----------     ----------


NET INCOME                               $      408     $      408
                                         ==========     ==========

NET INCOME ALLOCATED:

To the General Partners                  $        4     $        4
To the Limited Partners                         404            404
                                         ----------     ----------
                                         $      408     $      408
                                         ==========     ==========

NET INCOME PER LIMITED PARTNERSHIP
UNIT                                     $      .10     $      .10
                                         ==========     ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
PARTNERSHIP UNITS OUTSTANDING             4,000,005      4,000,005
                                         ==========     ==========







                   The accompanying notes are an integral part
                         of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                              STATEMENTS OF INCOME
                              --------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                 -----------------------------------------------
                                   (unaudited)


                                              1998                 1997
                                              ----                 ----
                           (in thousands, except unit data and per unit amounts)

REVENUE:
   Rentals from operating leases           $   4,220            $  3,626
   Interest and other                             34                  52
   Gain on sale of engine                          -                 177
                                           ---------            --------
                                               4,254               3,855
                                           ---------            --------

EXPENSES:
   Depreciation and amortization               2,629               2,216
   Management and re-lease fees (Note 3)         343                 305
   General and administrative (Note 3)           128                 123
   Interest expense                              437                 227
   Direct lease                                   60                 112
                                           ---------            --------
                                               3,597               2,983
                                           ---------            --------

NET INCOME                                 $     657            $    872
                                           =========            ========

NET INCOME ALLOCATED:

To the General Partners                    $       7            $      9
To the Limited Partners                          650                 863
                                           ---------            --------
                                           $     657            $    872
                                           =========            ========

NET INCOME PER LIMITED PARTNERSHIP UNIT    $     .16            $    .21
                                           =========            ========


WEIGHTED AVERAGE NUMBER OF LIMITED
PARTNERSHIP UNITS OUTSTANDING              4,000,005           4,000,005
                                           =========           =========







                   The accompanying notes are an integral part
                         of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                         STATEMENTS OF PARTNERS' EQUITY
                         ------------------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                 -----------------------------------------------
                                   (unaudited)



                                                  General    Limited
                                                 Partners   Partners     Total
                                                 --------   --------     -----
                                                         (in thousands)

Balance, January 1, 1998                         $   (599)  $ 20,274   $ 19,675

      Net income                                        7        650        657

      Distributions declared to partners              (32)    (3,200)    (3,232)
                                                 --------   --------   --------

Balance, June 30, 1998                           $   (624)  $ 17,724   $ 17,100
                                                 ========   ========   ========



Balance, January 1, 1997                         $   (542)  $ 25,965   $ 25,423

    Net income                                          9        863        872

    Distributions declared to partners                (32)    (3,200)    (3,232)
                                                 --------   --------   --------

Balance, June 30, 1997                           $   (565)  $ 23,628   $ 23,063
                                                 ========   ========   ========















                   The accompanying notes are an integral part
                         of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                 -----------------------------------------------
                                   (unaudited)

                                                           1998        1997
                                                           ----        ----
                                                            (in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income                                            $   657     $   872
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Gain on sale of engine                                 --          (177)
     Depreciation and amortization                         2,629       2,216
   Change in assets and liabilities:
     Rent and other receivables                              (87)       (160)
     Other assets                                            (15)         17
     Accounts payable and accrued expenses                  (129)         30
     Payable to affiliates                                   (67)         66
     Accrued interest payable                                 81          49
     Deferred rental income and deposits                    --            16
     Maintenance reserves collected                           53         277
                                                         -------     -------
       Net cash provided by operating activities           3,122       3,206
                                                         -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of engine                             --           275
   Capitalized aircraft improvements                      (1,791)     (6,171)
   Accounts payable-aircraft                                --           236
   Repayment of advances by lessees                           84         117
                                                         -------     -------
      Net cash used in investing activities               (1,707)     (5,543)
                                                         -------     -------















                   The accompanying notes are an integral part
                         of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                      STATEMENTS OF CASH FLOWS (CONTINUED)
                      ------------------------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                 -----------------------------------------------
                                   (unaudited)

                                                                1998       1997
                                                                ----       ----
                                                                 (in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Security deposits                                             --         190
   Restricted maintenance reserves                               --          27
   Transfers from restricted cash                                --       1,627
   Application of maintenance reserves to restore aircraft       --      (1,654)
   Cash distributions paid to partners                         (3,248)   (3,216)
   Proceeds from notes payable                                  2,729     7,271
   Repayments of notes payable                                   --      (1,218)
                                                              -------   -------
      Net cash provided by (used in) financing activities        (519)    3,027
                                                              -------   -------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                               896       690

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                          1,356     2,521
                                                              -------   -------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                              $ 2,252   $ 3,211
                                                              =======   =======

SUPPLEMENTAL INFORMATION:
   Interest paid                                              $   350   $   178
                                                              =======   =======














                   The accompanying notes are an integral part
                         of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                  JUNE 30, 1998
                                  -------------
                                   (unaudited)

1.       GENERAL
         -------

         The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the General Partners, necessary to fairly present the financial position of the Partnership as of June 30, 1998 and the results of its operations, changes in partners' equity, and cash flows for the six months then ended.

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

2.       AIRCRAFT
         --------

         The Partnership's net investment in aircraft as of June 30, 1998 and December 31, 1997 consisted of the following (in thousands):

                                                            1998        1997
                                                            ----        ----

Aircraft on operating leases, at cost                     $ 84,464   $ 71,120
Less:    Accumulated depreciation                          (47,075)   (40,609)
         Write-downs                                        (5,668)    (3,368)
         Net Lease Settlement proceeds accounted for
         as cost recovery                                   (3,673)    (3,673)
         Provision for maintenance cost                       (178)      (178)
                                                          --------   --------
                                                          $ 27,870   $ 23,292
                                                          --------   --------
Aircraft held for lease, at cost                              --     $ 11,555
Less:    Accumulated depreciation                             --       (3,839)
         Write-downs                                          --       (2,300)
                                                          --------   --------
                                                              --        5,416
                                                          --------   --------
         Aircraft, net                                    $ 27,870   $ 28,708
                                                          ========   ========

         Continental Airline Lease: The Partnership owns a Boeing 727-200 advanced aircraft which was subject to a lease with Continental providing for rentals of $75,000 per month through June 30, 1998, the scheduled expiration date. The Partnership and Continental have agreed to a short extension of the lease to August 18, 1998 at the same rate of $75,000 per month. The Partnership is currently remarketing this aircraft.

         TNT Transport International B.V.: The Partnership entered into a lease for the aircraft formerly leased to Nations Air Express, Inc., with a European freight carrier, TNT Transport International B.V. ("TNT") for a term of four years. The lease provides for monthly rentals of $123,500 (subject to a reduction of approximately 10% after two years if TNT exercises an option to extend the lease for an additional two years beyond the original expiration date) and airframe and landing gear reserves aggregating $85 per flight hour. TNT has contracted with a third party service provider for maintenance of the engines. TNT has provided a $150,000 security deposit. TNT also has the right to extend the lease for an additional two years after the fourth year (if the above option is not exercised) at $95,000 per month. The Partnership invested approximately $3.1 million for a "C" check and cargo conversion of the aircraft. The work was performed and certain of the aircraft parts were provided by companies affiliated with the Managing General Partner or its President and Director. The Partnership increased its borrowing facility from $7,500,000 to $10,000,000 to finance this work. The aircraft was delivered to TNT in March 1998.

3.       TRANSACTIONS WITH AFFILIATES
         ----------------------------

         Base Management Fees. The General Partners are entitled to receive a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees paid. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. The General Partners earned a total of $34,000 and $62,000 of base management fees during the quarter and six months ended June 30, 1998, respectively.

         Incentive Management Fees. The General Partners also are entitled to receive a quarterly subordinated incentive management fee in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees). Of this amount, 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. The General Partners earned a total of $84,000 and $154,000 of incentive management fees during the quarter and six months ended June 30, 1998, respectively.

         Re-lease Fees. The General Partners are entitled to receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is made. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. The General Partners earned a total of $69,000 and $126,000 of re-lease fees during the quarter and six months ended June 30, 1998, respectively.

         All of the above fees are subordinated to the limited partners receiving an 8% annual non-cumulative return based upon original contributed capital.

         Accountable General and Administrative Expenses. The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. Such reimbursable expenses amounted to $ -0- and $13,000 during the quarter and six months ended June 30, 1998, respectively, all of which were payable to the Administrative General Partner.

         During the six months ended June 30, 1998 the Partnership paid $635,000 to a maintenance facility that is affiliated with the Managing General Partner. Additionally, the Partnership paid $1,043,000 to an aircraft parts company, which is owned by the President and Director of the Managing General Partner and two former officers and directors of the Managing General Partner.

4.       NOTES PAYABLE
         -------------

         In January 1998, the Lender increased the borrowing commitment from $7.5 million to $10 million and increased the interest rate from 1% to 1.25% over prime. The proceeds have been utilized to fund the "C" check and cargo conversion of the aircraft delivered to TNT.

5.        LITIGATION
          ----------

         The Partnership, along with the Managing General Partner, Administrative General Partner and PaineWebber Incorporated, has been named as a defendant in a lawsuit entitled Paul Mallia, et al. v. PaineWebber, Inc., et al., pending before the United States District Court for the Southern District of New York, and relating to the sale and sponsorship of various limited partnership investments, including the Partnership and an affiliated Partnership ("the Pegasus Partnerships"). Although the lawsuit was originally filed in 1995, the Pegasus Partnerships were served with process after a consolidated amended complaint was filed in May 1998. The complaint asserts claims under the Racketeer Influenced and Corrupt Organizations Act, as well as state law claims for common law fraud, conspiracy, violations of section 27.01 of the Texas
Business and Commerce Code, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty, violations of the Texas Securities Act, and violations of the Texas Deceptive Trade Practices Act, on behalf of those investors who bought interests in the Pegasus Partnerships and in other limited partnerships and investments. The plaintiffs seek unspecified damages, including attorneys' fees, reimbursement for all sums invested by them in the partnerships, exemplary damages, and treble damages. The Partnerships have not yet filed an answer to the complaint. Discovery has begun, and is scheduled to be completed in early 1999. The General Partners cannot determine at this time the impact, if any, of the litigation on the Partnership.

The Partnership has filed a claim in the Bankruptcy Court for unpaid rents and other damages related to the rejection, by Kiwi, of the leases. Given the sale of Kiwi's assets as approved by the Court, it is unlikely that the Partnership will obtain any recovery.

Item 2.       Management's Discussion and Analysis of Financial Condition and
              ---------------------------------------------------------------
              Results of Operations
              ---------------------

         This report may contain, in addition to historical information, forward-looking statements that include risks and other uncertainties. The Partnership's actual results may differ materially from those anticipated in these forward-looking statements. Factors that might cause such a difference include those discussed below, as well as general economic and business conditions, competition and other factors discussed elsewhere in this report. The Partnership undertakes no obligation to release publicly any revisions to these Forward-Looking Statements to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Partnership owns and manages a diversified portfolio of commercial aircraft and makes quarterly distributions to the partners of net cash flow generated by operations in the current and/or prior quarters. In certain situations, the Partnership may retain cash flow from operations to finance authorized capital expenditures.

         The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, highly liquid investments or a fund that invests in such instruments. At June 30, 1998, the Partnership's unrestricted cash and cash equivalents of $2,252,000 was primarily invested in such a fund. This amount was $896,000 more than the Partnership's unrestricted cash and cash equivalents at December 31, 1997 of $1,356,000. This increase in unrestricted cash was attributable to the amount by which cash generated by operating activities, collection of advances to lessees, proceeds from notes payable, and the unapplied maintenance reserves, exceeded cash distribution to partners and capitalized aircraft improvements, during the six months ended June 30, 1998.

         Rent and other receivables increased by $3,000 from $422,000 at December 31, 1997 to $425,000 at June 30, 1998. This increase was due to amounts due from Sky Trek at June 30, 1998 (which was paid in early July, 1998) offset by the continued repayment of the advance by TWA.

         Other assets increased by $15,000 from $26,000 at December 31, 1997 to $41,000 at June 30, 1998.

         Payable to affiliates decreased by $67,000, from $458,000 at December 31, 1997 to $391,000 at June 30, 1998.

         During the six months ended June 30, 1998 the Partnership paid cash distributions pertaining to the first quarter of 1998 and the last quarter of 1997. The quarterly distribution represented an annualized rate equal to 8% of contributed capital ($.40 per Unit).

         The amount of each distribution is determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position. The distribution for the second quarter of 1998 was paid in July, 1998 at an annualized rate of 8% of contributed capital ($.40 per Unit).

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes, approximately 75% of the cash distributions declared for the quarter ended June 30, 1998, constituted a return of capital. Also, based on the amount of net income reported by the Partnership for accounting purposes, approximately 72% of the cash distributions paid to the partners from inception of the Partnership through June 30, 1998 constituted a return of capital. However, the total actual return on capital over the Partnership's life can only be determined at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized.

         In February 1997, the Partnership purchased five aircraft engines from an unaffiliated third party for $2,150,000 plus six engine cores from the former Kiwi aircraft which required overhaul, utilizing its then existing borrowing facility. The lender charged the Partnership 1.50% over prime with respect to this borrowing and increased the rate on the other borrowings to 1.50% over prime. In April 1997, the Partnership obtained a new borrowing facility with a different Lender. Under the terms of the new agreement, the Partnership will be able to borrow up to $7,500,000 at an interest rate of 1% over the Lender's prime rate of interest. The Lender's commitment is for a term of 36 months, at which time all principal will be due. During 1997, the Partnership used an aggregate $7.2 million to retire borrowings from the prior lender and purchase hushkits for the Sky Trek and TNT aircraft.

         In January 1998, the Lender increased the borrowing commitment from $7.5 million to $10 million and the interest rate was increased to 1.25% over prime. Proceeds from the increased borrowing commitment have been utilized to fund the "C" check and cargo conversion of the aircraft delivered to TNT.

         With the exception of the 727-200 advanced aircraft leased to Continental which is scheduled to expire on August 18, 1998, all of the Partnership's assets are subject to leases with remaining terms of at least 24 months. The Partnership is currently investigating remarketing opportunities for the 727-200 advanced aircraft. Amongst other factors, if the Partnership is unable to remarket this aircraft on a timely basis the Partnership may not be able to sustain its current distribution rate.

         During 1997 the Partnership invested $9.4 million in capitalized aircraft improvements and maintenance checks, of which $1.7 million was funded by the application of maintenance reserves collected from Kiwi and Nations Air. During the six months ended June 30, 1998, the Partnership invested approximately $1.8 million with respect to the "C" check and cargo conversion of the Boeing 727 aircraft leased to TNT. In January 1998, the availability under the borrowing facility was increased from $7.5 million to $10 million, in part to fund this work. Upon the completion of the cargo conversion and delivery of the aircraft to TNT in March 1998, all of the Partnership's aircraft were deployed. (See Item 1, Financial Statements, Footnote 2, "Aircraft".)

         The Limited Partnership Agreement permits the Partnership to borrow up to 35% of the original offering proceeds ($28,000,000) for improvements, enhancement or maintenance of aircraft. The Partnership has drawn all available funds under its $10 million borrowing facility and the principle balance at June 30, 1998 is $10 million. Any such borrowings will only be made if the General Partners believe such borrowings will be in the best interests of the Partnership and may enhance or protect portfolio value. However, there can be no assurance that the Partnership would be able to obtain any additional borrowings, if required.

Litigation
----------

See "Note 5 Litigation" for an update on certain legal proceedings.

RESULTS OF OPERATIONS
---------------------

         The Partnership's net income was $657,000 for the six months ended June 30, 1998 (the "1998 Period") and $408,000 for the quarter ended June 30, 1998 (the "1998 Quarter") as compared to $872,000 for the six months ended June 30, 1997 (the "1997 Period") and $408,000 for the quarter ended June 30, 1997 (the "1997 Quarter").

         The decrease in the Partnership's net income for the 1998 Period resulted primarily from an increase in interest expense relating to increased borrowings to finance capitalized aircraft improvements made in 1997 and 1998.

         Rental revenue increased $594,000 and $333,000, or 16% and 17%, respectively, for the 1998 Period and 1998 Quarter, due primarily to the rents recognized with respect to the Sky Trek aircraft which was off-lease in the 1997 Period and 1997 Quarter. Additionally, rents for the TNT aircraft (formerly the Nations Air aircraft) exceeded the amount collected from Nations Air in the 1997 Period and 1997 Quarter due to higher monthly rent, partially offset by the aircraft being off-lease substantially all of the first quarter of 1998.

         Interest and other income for the 1998 Period and the 1998 Quarter decreased by $18,000 and $3,000 or 35% and 14%, respectively, in comparison to the 1997 Period and 1997 Quarter. The decrease was primarily attributable to the continued repayment of advances by TWA, as well as the reduction in cash which was utilized for capitalized aircraft improvements, both of which reduced balances on which interest is earned.

         Depreciation and amortization increased $413,000 and $260,000, or 19% and 23%, respectively, for the 1998 Period and 1998 Quarter in comparison to the 1997 Period and 1997 Quarter. The increase was attributable to the depreciation relating to capitalized aircraft improvements made during 1997 and 1998, principally those related to the Sky Trek aircraft. The Sky Trek aircraft was off-lease for substantially all of the 1997 Quarter and 1997 Period. The Partnership does not recognize depreciation expense with respect to off-lease aircraft.

         Management and re-lease fees payable to the General Partners for the 1998 Period and 1998 Quarter increased $38,000 and $20,000, or 12% and 12%, respectively, in comparison to the 1997 Period and 1997 Quarter, which was attributable to higher rental revenue in the 1998 Period and Quarter, which serves as the basis for certain fees.

         General and administrative expense increased by $5,000 and $20,000 or 4% and 33%, respectively, in the 1998 Period and the 1998 Quarter, as compared to the 1997 Period and 1997 Quarter, which was primarily due to additional accrued expenses related to audit and tax services.

         Interest expense increased by $210,000 and $72,000, or 93% and 45%, respectively, in the 1998 Period and 1998 Quarter, as compared to the 1997 Period and 1997 Quarter, due to an increase in borrowings to fund capitalized aircraft improvements.

         Direct lease expenses (which include the legal fees associated with the Kiwi bankruptcy) decreased by $52,000 or 46% during the 1998 Period, due principally to the Kiwi related expenditures incurred in the 1997 Period.

                           Part II. OTHER INFORMATION
                                    -----------------


Item 1.       Legal Proceedings
              -----------------

The Partnership, along with the Managing General Partner, Administrative General Partner and PaineWebber Incorporated, has been named as a defendant in a lawsuit entitled Paul Mallia, et al. v. PaineWebber, Inc., et al., pending before the United States District Court for the Southern District of New York, and relating to the sale and sponsorship of various limited partnership investments, including the Partnership and an affiliated Partnership ("the Pegasus Partnerships"). Although the lawsuit was originally filed in 1995, the Pegasus Partnerships were served with process after a consolidated amended complaint was filed in May 1998. The complaint asserts claims under the Racketeer Influenced and Corrupt Organizations Act, as well as state law claims for common law fraud, conspiracy, violations of section 27.01 of the Texas Business and Commerce Code, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty, violations of the Texas Securities Act, and violations of the Texas Deceptive Trade Practices Act, on behalf of those investors who bought interests in the Pegasus Partnerships and in other limited partnerships and investments. The plaintiffs seek unspecified damages, including attorneys' fees, reimbursement for all sums invested by them in the partnerships, exemplary damages, and treble damages. The Partnerships have not yet filed an answer to the complaint. Discovery has begun, and is scheduled to be completed in early 1999. The General Partners cannot determine at this time the impact, if any, of the litigation on the Partnership.

The Partnership has filed a claim in the Bankruptcy Court, for unpaid rents and other damages related to the rejection, by Kiwi, of the leases. Given the sale of Kiwi's assets as approved by the Court, it is unlikely that the Partnership will obtain any recovery.

Item 5.       Other Information
              -----------------

On May 15, 1998 Joseph P. Ciavarella, Vice President, Treasurer and Chief Financial Officer of the Administrative General Partner resigned.

On May 15, 1998, Paul L. Novello was named Vice President, Chief Financial Officer, Secretary and Treasurer of the Administrative General Partner.

Paul L. Novello, age 45, is a Vice President, Chief Financial Officer, Secretary and Treasurer of the Administrative General Partner. He joined PaineWebber Incorporated in March 1994 and currently holds the position of Corporate Vice President. Prior to joining PaineWebber Incorporated, Mr. Novello was employed as a consultant to Chase Manhattan Bank's Corporate International Real Estate Department. Prior to that time, Mr. Novello was employed by Stratagem Group, Inc. as a Vice President of Acquisitions and Investments. From 1981 to 1989, Mr. Novello was employed by Shearson Lehman Hutton and its predecessor E.F. Hutton and Co. in the Direct Investments Department. From 1976 to 1981, Mr. Novello was employed by Revlon, Inc. He holds a Bachelor of Arts degree in economics from Rutgers University and a Masters in Business Administration from Rutgers University.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

         (a) Exhibits and reports to be filed

              27.      Financial Data Schedule (in electronic format only).

              99.1     Partnership Policy Regarding Requests for Partner Lists.

         (b) Reports on Form 8-K

         The Partnership did not file any reports on Form 8-K during the second quarter of the fiscal year ending December 31, 1998.

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


                         Pegasus Aircraft Partners, L.P.
                         (Registrant)


                         By:      Air Transport Leasing, Inc.
                                  A General Partner


Date: August  14, 1998            By:   /s/ Paul L. Novello
                                        -------------------
                                        Paul L. Novello
                                        Vice President, Chief Financial Officer,
                                        Secretary and Treasurer