Form 10-Q
period 1998-09-30
PEGASUS AIRCRAFT PARTNERS L P
filed 1998-11-13
CIK 835900

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549
(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 1998
                              --------------------------------------------------

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

                         Pegasus Aircraft Partners, L.P.
                      Quarterly Report on Form 10-Q for the
                        Quarter Ended September 30, 1998



                                Table of Contents
                                -----------------



                                                                      Page
                                                                      ----

  Part I    FINANCIAL INFORMATION

            Item 1.    Financial Statements (unaudited)

                       Balance Sheets - September 30, 1998
                       and December 31, 1997                            3

                       Statements of Income for the three months
                       ended September 30, 1998 and 1997                4

                       Statements of Income for the nine months
                       ended September 30, 1998 and 1997                5

                       Statements of Partners' Equity for the nine
                       months ended September 30, 1998 and 1997         6

                       Statements of Cash Flows for the nine
                       months ended September 30, 1998 and 1997         7

                       Notes to Financial Statements                    9

            Item 2.    Management's Discussion and Analysis
                       of Financial Condition and Results
                       of Operations                                   13


  Part II   OTHER INFORMATION

            Item 1.    Legal Proceedings                               18
            Item 5.    Other Information                               18
            Item 6.    Exhibits and Reports on Form 8-K                19
            Signature                                                  20

                          Part I. FINANCIAL INFORMATION
                                  ---------------------


Item 1.    Financial Statements
           --------------------

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

           BALANCE SHEETS -- SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
           ----------------------------------------------------------
                                   (unaudited)

                                     ASSETS
                                     ------

                                                        1998         1997
                                                        ----         ----
                                                 (in thousands except unit data)

Cash and cash equivalents                             $  2,596     $  1,356
Rent and other receivables, net                            476          422
Aircraft, net (Note 2)                                  26,416       28,708
Other assets                                                35           26
                                                      --------     --------
    Total Assets                                      $ 29,523     $ 30,512
                                                      --------     --------

                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------

LIABILITIES:
    Notes payable (Note 4)                            $ 10,000     $  7,271
    Accounts payable and accrued expenses                  148          302
    Payable to affiliates (Note 3)                         470          458
    Deferred rental income and deposits                  1,027          982
    Distributions payable to partners                    1,616        1,632
    Maintenance reserves collected                         349          192
    Accrued interest payable                                81         --
                                                      --------     --------
    Total Liabilities                                   13,691       10,837
                                                      --------     --------

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY:
  General Partners                                        (637)        (599)
  Limited Partners (4,000,005 units outstanding)        16,469       20,274
                                                      --------     --------
    Total Partners' Equity                              15,832       19,675
                                                      --------     --------

    Total Liabilities and Partners' Equity            $ 29,523     $ 30,512
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

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                              STATEMENTS OF INCOME
                              --------------------

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
             ------------------------------------------------------
                                   (unaudited)

                                                       1998           1997
                                                       ----           ----
                                                 (in thousands, except unit data
                                                     and per unit amounts)

REVENUE:
   Rentals from operating leases                    $    2,279     $    2,040
   Interest and other                                       42             34
                                                    ----------     ----------
                                                         2,321          2,074
                                                    ----------     ----------

EXPENSES:
   Depreciation and amortization                         1,362          1,228
   Write-downs                                             104            200
   Provision for bad debts                                --               20
   Management and re-lease fees (Note 3)                   189            155
   General and administrative (Note 3)                      48             53
   Interest expense                                        253            179
   Direct lease                                             17             22
                                                    ----------     ----------
                                                         1,973          1,857
                                                    ----------     ----------

NET INCOME                                          $      348     $      217
                                                    ==========     ==========

NET INCOME ALLOCATED:

To the General Partners                             $        3     $        2
To the Limited Partners                                    345            215
                                                    ----------     ----------
                                                    $      348     $      217
                                                    ==========     ==========

NET INCOME PER LIMITED PARTNERSHIP
UNIT                                                $      .09     $      .06
                                                    ==========     ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
PARTNERSHIP UNITS OUTSTANDING                        4,000,005      4,000,005
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

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                              STATEMENTS OF INCOME
                              --------------------

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
              -----------------------------------------------------
                                   (unaudited)

                                                       1998           1997
                                                       ----           ----
                                                 (in thousands, except unit data
                                                     and per unit amounts)

REVENUE:
   Rentals from operating leases                    $    6,499     $    5,666
   Interest and other                                       70             86
   Gain on sale of engine                                 --              177
                                                    ----------     ----------
                                                         6,569          5,929
                                                    ----------     ----------

EXPENSES:
   Depreciation and amortization                         3,991          3,444
   Write-downs                                             104            200
   Provision for bad debts                                --               20
   Management and re-lease fees (Note 3)                   532            460
   General and administrative (Note 3)                     170            176
   Interest expense                                        690            406
   Direct lease                                             77            134
                                                    ----------     ----------
                                                         5,564          4,840
                                                    ----------     ----------

NET INCOME                                          $    1,005     $    1,089
                                                    ==========     ==========

NET INCOME ALLOCATED:

To the General Partners                             $       10     $       11
To the Limited Partners                                    995          1,078
                                                    ----------     ----------
                                                    $    1,005     $    1,089
                                                    ==========     ==========

NET INCOME PER LIMITED PARTNERSHIP UNIT             $      .25     $      .27
                                                    ==========     ==========


WEIGHTED AVERAGE NUMBER OF LIMITED
PARTNERSHIP UNITS OUTSTANDING                        4,000,005      4,000,005
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

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                         STATEMENTS OF PARTNERS' EQUITY
                         ------------------------------

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
              -----------------------------------------------------
                                   (unaudited)



                                                  General    Limited
                                                 Partners   Partners     Total
                                                 --------   --------     -----
                                                         (in thousands)

Balance, January 1, 1998                         $   (599)  $ 20,274   $ 19,675

      Net income                                       10        995      1,005

      Distributions declared to partners              (48)    (4,800)    (4,848)
                                                 --------   --------   --------

Balance, September 30, 1998                      $   (637)  $ 16,469   $ 15,832
                                                 ========   ========   ========



Balance, January 1, 1997                         $   (542)  $ 25,965   $ 25,423

    Net income                                         11      1,078      1,089

    Distributions declared to partners                (48)    (4,800)    (4,848)
                                                 --------   --------   --------

Balance, September 30, 1997                      $   (579)  $ 22,243   $ 21,664
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

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
              -----------------------------------------------------
                                   (unaudited)

                                                              1998        1997
                                                              ----        ----
                                                               (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $ 1,005     $ 1,089
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Gain on sale of engine and equipment                       (18)       (177)
     Depreciation and amortization                            3,991       3,444
     Write-downs                                                104         200
     Provisions for bad debts                                  --            20

   Change in assets and liabilities:
     Rent and other receivables                                (182)        (28)
     Other assets                                                (9)         10
     Accounts payable and accrued expenses                     (154)         10
     Payable to affiliates                                       12         (86)
     Accrued interest payable                                    81          (9)
     Deferred rental income and deposits                         45          37
     Maintenance reserves collected                             157         162
                                                            -------     -------
       Net cash provided by operating activities              5,032       4,672
                                                            -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of engine and equipment                    18         275
   Capitalized aircraft improvements                         (1,803)     (6,412)
   Repayment of advances by lessees                             128         157
                                                            -------     -------
      Net cash used in investing activities                  (1,657)     (5,980)
                                                            -------     -------












                     The accompanying notes are an integral
                       part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                      STATEMENTS OF CASH FLOWS (CONTINUED)
                      ------------------------------------

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
              -----------------------------------------------------
                                   (unaudited)

                                                               1998       1997
                                                               ----       ----
                                                               (in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Security deposits                                             --         190
   Restricted maintenance reserves                               --          27
   Transfers from restricted cash                                --       1,627
   Application of maintenance reserves to restore aircraft       --      (1,654)
   Cash distributions paid to partners                         (4,864)   (4,832)
   Proceeds from notes payable                                  2,729     7,271
   Repayments of notes payable                                   --      (1,218)
                                                              -------   -------
      Net cash provided by (used in) financing activities      (2,135)    1,411
                                                              -------   -------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                             1,240       103

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                          1,356     2,521
                                                              -------   -------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                              $ 2,596   $ 2,624
                                                              =======   =======

SUPPLEMENTAL INFORMATION:
   Interest paid                                              $   599   $   415
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

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                               SEPTEMBER 30, 1998
                               ------------------
                                   (unaudited)

1.       GENERAL
         -------

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partners, all adjustments necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1997. (Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.)

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

         New Accounting Pronouncement: In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Partnership). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of this pronouncement is not expected to impact the Partnership's earnings or statement of financial position.

2.       AIRCRAFT
         --------

         The Partnership's net investment in aircraft as of September 30, 1998 and December 31, 1997 consisted of the following (in thousands):

                                                              1998       1997
                                                              ----       ----

Aircraft on operating leases, at cost                       $ 84,027   $ 71,120
Less:    Accumulated depreciation                            (48,227)   (40,609)
         Write-downs                                          (5,533)    (3,368)
         Net lease settlement proceeds accounted
         for as cost recovery                                 (3,673)    (3,673)
         Provision for maintenance cost                         (178)      (178)
                                                            --------   --------
                                                            $ 26,416   $ 23,292
                                                            --------   --------

Aircraft held for lease, at cost                            $   --     $ 11,555
Less:    Accumulated depreciation                               --       (3,839)
         Write-downs                                            --       (2,300)
                                                            --------   --------
                                                            $   --     $  5,416
                                                            --------   --------

         Aircraft, net                                      $ 26,416   $ 28,708
                                                            ========   ========


         Continental Airline Lease: The Partnership owns a Boeing 727-200 advanced aircraft which was subject to a lease with Continental providing for rentals of $75,000 per month through June 30, 1998. The Partnership and Continental agreed to a short extension of the lease to August 18, 1998 at the same rate of $75,000 per month. Continental returned this aircraft in October 1998 and made rental payments through the return date. The Partnership is currently remarketing this aircraft.

         TNT Transport International B.V.: The Partnership entered into a lease for the aircraft formerly leased to Nations Air Express, Inc., with a European freight carrier, TNT Transport International B.V. ("TNT") for a term of four years. The lease provides for monthly rentals of $123,500 (subject to a subsequent rent reduction of approximately 10% after two years if TNT exercises an option to extend the lease for an additional two years beyond the original expiration date) and airframe and landing gear reserves aggregating $85 per flight hour. TNT has contracted with a third party service provider for maintenance of the engines. TNT has provided a $150,000 security deposit. TNT also has the right to extend the lease for an additional two years at the end of the initial lease term (if the above option is not exercised) at $95,000 per month.

         The Partnership invested approximately $3.2 million for a "C" check and cargo conversion of the aircraft. The work was performed and certain of the aircraft parts were provided by companies affiliated with the Managing General Partner or its President and Director. The Partnership increased its borrowing facility from $7,500,000 to $10,000,000 to finance this work. The aircraft was delivered to TNT in March 1998.

         In the third quarter of 1998, due to the conversion of this aircraft to a freighter, the Partnership wrote-off the remaining net book value of the interior, determined through a third party appraisal, which resulted in an impairment expense of $104,000.

         Sky Trek International Airlines, Inc.: In June 1997, the Partnership delivered a Boeing 727-200, formerly leased to Kiwi International Airlines, Inc., to Sky Trek International Airlines, Inc. ("Sky Trek") at a lease rate of $95,000 per month for 60 months and received a $190,000 deposit which could potentially be used to offset unpaid rent. Additionally, Sky Trek is obligated under the terms of the lease, to fund maintenance reserves, at a rate of $325 per flight hour.

         Sky Trek has fallen several months in arrears in rent payments and is also in arrears with regards to maintenance reserve payments. The Partnership is in discussions with Sky Trek regarding a rent deferral plan. Under the terms of the proposed rent deferral plan, Sky Trek would provide a promissory note in an amount equal to the past due rents and maintenance reserves. Such a note would be payable over 12 months and would bear interest at 12% per annum. Sky Trek appears to have a number of charter contracts but is in need of additional working capital. If Sky Trek is unsuccessful in raising additional capital, the Partnership will need to repossess the aircraft and search for a new lessee. There can be no assurance as to the timeliness or success of such a remarketing effort.

3.       TRANSACTIONS WITH AFFILIATES
         ----------------------------

         Base Management Fees. The General Partners are entitled to receive a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees paid. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. The General Partners earned a total of $34,000 and $97,000 of base management fees during the quarter and nine months ended September 30, 1998, respectively.

         Incentive Management Fees. The General Partners also are entitled to receive a quarterly subordinated incentive management fee in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees). Of this amount, 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. The General Partners earned a total of $86,000 and $240,000 of incentive management fees during the quarter and nine months ended September 30, 1998, respectively.

         Re-lease Fees. The General Partners are entitled to receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is made. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. The General Partners earned a total of $69,000 and $196,000 of re-lease fees during the quarter and nine months ended September 30, 1998, respectively.

         All of the above fees are subordinated to the limited partners receiving an 8% annual non-cumulative return based upon original contributed capital (as adjusted per the Partnership agreement).

         Accountable General and Administrative Expenses. The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. Such reimbursable expenses amounted to $13,000 during the nine months ended September 30, 1998 and was payable to the Administrative General Partner.

         During the nine months ended September 30, 1998 the Partnership paid $635,000 to a maintenance facility that is affiliated with the Managing General Partner. Additionally, the Partnership paid $1,066,000 to an aircraft parts company, which is owned by the President and Director of the Managing General Partner and two former officers and directors of the Managing General Partner. The Partnership received an $18,000 cash payment for spare parts sold on consignment by this affiliated aircraft parts company.

4.       NOTES PAYABLE
         -------------

         In January 1998, the Lender increased the borrowing commitment from $7.5 million to $10 million and increased the interest rate from 1% to 1.25% over prime. The proceeds were utilized to fund the "C" check and cargo conversion of the aircraft delivered to TNT.

     5.   LITIGATION
          ----------

         The Partnership, along with the Managing General Partner, Administrative General Partner and PaineWebber Incorporated, had been named as a defendant in a lawsuit entitled Paul Mallia, et al. v. PaineWebber, Inc., et al., pending before the United States District Court for the Southern District of New York, and relating to the sale and sponsorship of various limited partnership investments, including the Partnership and an affiliated Partnership ("the Pegasus Partnerships"). The complaint asserts claims under the Racketeer Influenced and Corrupt Organizations Act, as well as state law claims for common law fraud, conspiracy, violations of section 27.01 of the Texas Business and Commerce Code, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty, violations of the Texas Securities Act, and violations of the Texas Deceptive Trade Practices Act, on behalf of those investors who bought interests in the Pegasus Partnerships and in other limited partnerships and investments. The plaintiffs seek unspecified damages, including attorneys' fees, reimbursement for all sums invested by them in the partnerships, exemplary damages, and treble damages. The Managing General Partner, Administrative General Partner and the Pegasus Partnerships have been dismissed as defendants. Under certain circumstances PaineWebber Incorporated can seek indemnification from the Partnership. As a result, it cannot be determined at this time the impact, if any, of the litigation on the Partnership.

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

         The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, highly liquid investments or a fund that invests in such instruments. At September 30, 1998, the Partnership's unrestricted cash and cash equivalents of $2,596,000 was primarily invested in such a fund. This amount was $1,240,000 more than the Partnership's unrestricted cash and cash equivalents at December 31, 1997 of $1,356,000. This increase in unrestricted cash was attributable to the amount by which cash generated by operating activities, collection of advances to lessees, proceeds from notes payable, and the unapplied maintenance reserves, exceeded cash distribution to partners and capitalized aircraft improvements, during the nine months ended September 30, 1998.

         Rent and other receivables, which includes rent due from TWA, increased by $54,000 from $422,000 at December 31, 1997 to $476,000 at September 30, 1998
primarily due to Sky Trek falling two months in arrears in rent payments (see Sky Trek discussion below). This was partially offset by the total repayment of the advance by TWA.

         TWA, which had been expected to post a profit, reported a loss for the third quarter of 1998, which is typically the best quarter of the year for airlines due to summer travel. Although TWA had a cash position of $314 million at September 30, 1998, given TWA's historical financial difficulties the third quarter loss is of concern. A default or deferral of lease payments on the part of TWA, (or a continuing default by Sky Trek, discussed below) or any other lessee, may affect quarterly distributions. TWA accounted for 51% of the Partnership's lease revenue in the third quarter of 1998.

         Sky Trek has fallen several months in arrears in rent payments and is also in arrears with regards to maintenance reserve payments. The Partnership is in discussions with Sky Trek regarding a rent deferral plan. Under the terms of the proposed rent deferral plan, Sky Trek would provide a promissory note in an amount equal to the past due rents and maintenance reserves. Such a note would be payable over 12 months and would bear interest at 12% per annum. Sky Trek appears to have a number of charter contracts but is in need of additional working capital. If Sky Trek is unsuccessful in raising additional capital, the Partnership will need to repossess the aircraft and search for a new lessee. There can be no assurance as to the timeliness or success of such a remarketing effort.

         During the nine months ended September 30, 1998 the Partnership paid cash distributions pertaining to the first and second quarters of 1998 and the last quarter of 1997. The quarterly distribution represented an annualized rate equal to 8% of contributed capital ($.40 per Unit). The amount of each distribution is determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position. The distribution for the third quarter of 1998 was paid in October, 1998 at an annualized rate of 8% of contributed capital ($.40 per Unit).

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes, approximately 78% of the cash distributions declared for the quarter ended September 30, 1998, constituted a return of capital. Also, based on the amount of net income reported by the Partnership for accounting purposes, approximately 72% of the cash distributions paid to the partners from inception of the Partnership through September 30, 1998 constituted a return of capital. However, the total actual return on capital over the Partnership's life can only be determined at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized.

         In January 1998, the Lender increased the borrowing commitment from $7.5 million to $10 million and the interest rate was increased to 1.25% over prime. Proceeds from the increased borrowing commitment have been utilized to fund the "C" check and cargo conversion of the Boeing 727-200 aircraft delivered to TNT.

         With the exception of the Boeing 727-200 advanced aircraft leased to Continental which was returned to the Partnership in October 1998, all of the Partnership's assets are subject to leases with remaining terms of at least 21 months. The Partnership is currently investigating remarketing opportunities for the 727-200 advanced aircraft. Amongst other factors, if the Partnership is unable to remarket this aircraft on a timely basis the Partnership may not be able to sustain its current distribution rate.

         During the nine months ended September 30, 1998, the Partnership invested approximately $1.8 million with respect to the "C" check and cargo conversion of the Boeing 727-200 aircraft leased to TNT. In January 1998, the availability under the borrowing facility was increased from $7.5 million to $10 million, in part to fund this work.

         The Limited Partnership Agreement permits the Partnership to borrow up to 35% (or $28,000,000) of the original offering proceeds for improvements, enhancement or maintenance of aircraft. The Partnership has drawn all available funds under its $10 million borrowing facility and the principle balance at September 30, 1998 is $10 million. Any such borrowings will only be made if the General Partners believe such borrowings will be in the best interests of the Partnership and may enhance or protect portfolio value. However, there can be no assurance that the Partnership would be able to obtain any additional borrowings, if required.

Litigation
----------

See Note 5 "Litigation" for an update on certain legal proceedings.

RESULTS OF OPERATIONS
---------------------

         The Partnership's net income was $1,005,000 for the nine months ended September 30, 1998 (the "1998 Period") and $348,000 for the quarter ended September 30, 1998 (the "1998 Quarter") as compared to $1,089,000 for the nine months ended September 30, 1997 (the "1997 Period") and $217,000 for the quarter ended September 30, 1997 (the "1997 Quarter").

         The decrease in the Partnership's net income for the 1998 Period resulted primarily from an increase in interest expense relating to increased borrowings to finance capitalized aircraft improvements made in 1997 and 1998.

         Rental revenue increased $833,000 and $239,000, or 15% and 12%, respectively, for the 1998 Period and 1998 Quarter, due primarily to the rents recognized with respect to the TNT aircraft (formerly the Nations Air aircraft) which exceeded the amount collected from Nations Air in the 1997 Period and 1997 Quarter due to higher monthly rent, partially offset by the aircraft being off-lease substantially all of the first quarter of 1998. Additionally, rents recognized with respect to the Sky Trek aircraft in the 1998 Period exceeded those recognized in the 1997 Period.

         Interest and other income for the 1998 Period decreased by $16,000 or 19% in comparison to the 1997 Period. The decrease was primarily attributable to the continued repayment of advances by TWA, as well as the reduction in cash which was utilized for capitalized aircraft improvements, both of which reduced balances on which interest is earned. This was partially offset by the consignment sale of miscellaneous aircraft parts.

         Interest and other income for the 1998 Quarter increased $8,000 or 24% primarily due to the consignment sale of miscellaneous aircraft parts, partially offset by the total repayment of advances by TWA, as well as the reduction in cash which was utilized for capitalized aircraft improvements, both of which reduced balances on which interest was earned.

         Depreciation and amortization increased $548,000 and $134,000, or 16% and 11%, respectively, for the 1998 Period and 1998 Quarter in comparison to the 1997 Period and 1997 Quarter. The increase was attributable to the depreciation relating to capitalized aircraft improvements made during 1997 and 1998, principally those related to the Sky Trek and TNT aircraft. The Sky Trek aircraft was off-lease for a substantial portion of the 1997 Period. The Partnership does not recognize depreciation expense with respect to off-lease aircraft.

         Management and re-lease fees payable to the General Partners for the 1998 Period and 1998 Quarter increased $72,000 and $34,000, or 16% and 22%, respectively, in comparison to the 1997 Period and 1997 Quarter, which was attributable to higher rental revenue in the 1998 Period and 1998 Quarter, which serves as the basis for certain fees.

         General and administrative expense decreased $7,000 and $5,000 or 4% and 9%, respectively, in the 1998 Period and the 1998 Quarter, as compared to the 1997 Period and 1997 Quarter, which was primarily due to a decrease in certain legal fees and accrued expenses for investor reports, partially offset by an increase in accrued expenses related to audit and tax services for the period.

         Interest expense increased by $284,000 and $74,000, or 70% and 41%, respectively, in the 1998 Period and 1998 Quarter, as compared to the 1997 Period and 1997 Quarter, due to an increase in borrowings to fund capitalized aircraft improvements.

         Direct lease expenses (which include the legal fees associated with the Kiwi bankruptcy) decreased by $57,000 or 43% during the 1998 Period, due principally to the Kiwi related expenditures incurred in the 1997 Period.

IMPACT OF YEAR 2000 ISSUE
-------------------------

         The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. This could result in a failure of the information technology systems (IT systems) and other equipment containing imbedded technology (non-IT systems) in the Year 2000, causing disruption of operation of the Partnership, its lessees or vendors.

         The Partnership does not own its own software, but is reliant upon software owned by the General Partners or third party vendors. The General Partners and third party vendors are either currently Year 2000 compliant or have instituted plans to be so.

         The plan for addressing third party critical dependencies includes: identification of third party critical dependencies including lessees, vendors and financial institutions; circulation to all applicable third parties of a written request for their plans and progress in addressing the Year 2000 issue; evaluation of responses; and development of contingency plans to address risks of non-compliance by third parties. The Partnership has completed the identification of critical dependencies and the circulation for requests for Year 2000 compliance status.

         The costs associated with addressing the Year 2000 issue, including developing and implementing the above stated plan will be nominal and will be expensed as incurred.

         While the Partnership expects to have no interruption of operations as a result of internal IT and non-IT systems, uncertainties remain about the affect of third party critical dependencies who are not Year 2000 compliant.

         The Partnership is not aware of any significant Year 2000 systems issues with respect to the airworthiness of aircraft, however, should such an issue result in Airworthiness Directives or other manufacturer recommended maintenance, the implementation and the majority of the cost of such implementation would be the responsibility of the aircraft lessee. Any resulting costs to the Partnership cannot be estimated at this time.

         Non-compliance on the part of a lessee could result in lost revenue for the lessee and an inability to make lease payments to the Partnership. Non-compliance by the lessee's financial institution could also affect the ability to process lease payments. The Partnership has attempted to mitigate such risks by inquiring of each lessee about its Year 2000 plans, including whether they have addressed the issue with their financial institution.

         The Partnership's lessees face the potential risk of non-compliance by the air traffic control systems throughout the world. A disruption in the operations of some or all of the air traffic control systems may cause disruption to the operations of the Partnership's lessees, which may adversely affect their ability to generate revenue.

         A worst case scenario would be that a number of lessees are unable to operate and generate revenues and as a result unable to make lease payments. The Partnership is unable to estimate the likelihood or the magnitude of the resulting lost revenue at this time. Should this occur, the Partnership would attempt to repossess aircraft from non-compliant lessees and place the aircraft with compliant lessees. No assurances can be given that the Partnership would be able to re-lease such aircraft at favorable terms or at all. If a significant number of aircraft could not be re-leased at favorable terms or at all, or their re-lease is delayed, the Partnership's business, financial condition and results of operations would be adversely affected.

                           Part II. OTHER INFORMATION
                                    -----------------


Item 1.       Legal Proceedings
              -----------------

The Partnership, along with the Managing General Partner, Administrative General Partner and PaineWebber Incorporated, had been named as a defendant in a lawsuit entitled Paul Mallia, et al. v. PaineWebber, Inc., et al., pending before the United States District Court for the Southern District of New York, and relating to the sale and sponsorship of various limited partnership investments, including the Partnership and an affiliated Partnership ("the Pegasus Partnerships"). The complaint asserts claims under the Racketeer Influenced and Corrupt Organizations Act, as well as state law claims for common law fraud, conspiracy, violations of section 27.01 of the Texas Business and Commerce Code, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty, violations of the Texas Securities Act, and violations of the Texas Deceptive Trade Practices Act, on behalf of those investors who bought interests in the Pegasus Partnerships and in other limited partnerships and investments. The plaintiffs seek unspecified damages, including attorneys' fees, reimbursement for all sums invested by them in the partnerships, exemplary damages, and treble damages. The Managing General Partner, Administrative General Partner and the Pegasus Partnerships have been dismissed as defendants. Under certain circumstances PaineWebber Incorporated can seek indemnification from the Partnership. As a result, it cannot be determined at this time the impact, if any, of the litigation on the Partnership.

The Partnership has filed a claim in the Bankruptcy Court, for unpaid rents and other damages related to the rejection, by Kiwi, of the leases. Given the sale of Kiwi's assets as approved by the Court, it is unlikely that the Partnership will obtain any recovery.

Item 5.    Other Information
           -----------------

On October 20, 1998 Paul L. Novello, Vice President, Chief Financial Officer, Secretary and Treasurer of the Administrative General Partner resigned.

On October 20, 1998 Carmine Fusco was named Vice President, Secretary, Treasurer and Chief Financial and Accounting Officer of the Administrative General Partner.

Carmine Fusco, age 30, is Vice President, Secretary, Treasurer and Chief Financial and Accounting Officer of the Administrative General Partner, he also serves as an Assistant Vice President within the Private Investments Department of PaineWebber Incorporated. Mr. Fusco had previously been employed as a Financial Valuation Consultant in the Business Valuation Group of Deloitte & Touche, LLP from January 1997 to August 1998. He was employed as a Commodity Fund Analyst in the Managed Futures Department of Dean Witter Reynolds Incorporated, from October 1994 to November 1995. Prior to joining Dean Witter, Mr. Fusco was a Mutual Fund Accountant with the Bank of New York Company Incorporated. He received his Bachelor of Science degree in Accounting and Finance in May 1991 from Rider University and a Master of Business Administration from Seton Hall University in June 1996.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

         (a) Exhibits and reports to be filed

                 27.  Financial Data Schedule (in electronic format only).

         (b) Reports on Form 8-K

         The Partnership did not file any reports on Form 8-K during the third quarter of the fiscal year ending December 31, 1998.

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


                         Pegasus Aircraft Partners, L.P.
                         (Registrant)


                         By:   Air Transport Leasing, Inc.
                               A General Partner


Date: November 12, 1998        By:     /s/ Carmine Fusco
                                       ------------------
                                       Carmine Fusco
                                       Vice President, Secretary, Treasurer and
                                       Chief Financial and Accounting Officer