Form 10-K405
period 1998-12-31
PEGASUS AIRCRAFT PARTNERS L P
filed 1999-03-31
CIK 835900

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K
                                    ---------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                     December 31, 1998
                          ------------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number                              0-17712
                       ---------------------------------------------------------

                         Pegasus Aircraft Partners, L.P.
                         -------------------------------
             (Exact name of Registrant as specified in its charter)

              Delaware                               84-1099968
              --------                               ----------
       (State of organization)                      (IRS employer
                                                  Identification No.)

   Four Embarcadero Center, 35th Floor
       San Francisco, California                                        94111
---------------------------------------                               ---------
(Address of principal executive offices)                             (Zip Code)

        Registrant's telephone number, including area code (415) 434-3900
                                                           --------------

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State  the  aggregate   market  value  of  the  voting  stock  held  by
non-affiliates of the Registrant: Not applicable.

                       This document consists of 44 pages.

                         Pegasus Aircraft Partners, L.P.
                       Annual Report on Form 10-K for the
                       Fiscal Year Ended December 31, 1998

                                Table of Contents

                                                                            Page
                                                                            ----
Part I
------

Item 1     Business                                                           3
Item 2     Properties                                                         7
Item 3     Legal Proceedings                                                  7
Item 4     Submission of Matters to a Vote of Security Holders                8

Part II
-------

Item 5     Market for Registrant's Common Equity and Related
           Stockholder Matters                                                9
Item 6     Selected Financial Data                                           10
Item 7     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         10
Item 8     Financial Statements and Supplementary Data                       16
Item 9     Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                              34

Part III
--------

Item 10    Directors and Executive Officers of the Registrant                34
Item 11    Executive Compensation                                            35
Item 12    Security Ownership of Certain Beneficial Owners and Management    35
Item 13    Certain Relationships and Related Transactions                    36

Part IV
-------

Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K   38

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

         The Partnership is required to dissolve and distribute all of its assets no later than December 31, 2012. The Partnership had the right, subject to certain conditions, to reinvest the proceeds of sales of aircraft occurring prior to March 22, 1997. The net proceeds of any future sales of aircraft (after general working capital reserves) will be distributed to all partners.

Outlook for the Airline and Aircraft Leasing Industries

         The US airline industry had a profitable year in 1998 that continued the industry's profitability trend. A major expense item for operators of aircraft is the cost of fuel and it was very low in 1998. The industry's results have in the past been highly correlated to general economic activity, however, the industry did experience weakened results in the fourth quarter, a period of relatively strong economic activity.

         As to the supply and demand for aircraft, the industry took on and continues to take on a record number of new aircraft that will likely put pressure on profitability and will lead to further retirements of older aircraft, such as those owned by the Partnership. The number of used widebody (two aisle) aircraft such as the Partnership's Boeing 747-100 that are available for sale or lease has increased. The full implementation of Stage III noise standards by year end 1999 will also likely lead to additional older Stage II aircraft being retired.

         Trans World Airlines, Inc. which accounted for 52% of the Partnership's revenues in 1998 announced its tenth consecutive unprofitable year. While TWA is replacing older aircraft with newer, more fuel efficient aircraft, its inability to achieve sustained profitability is of concern.

         The General Partners believe that installing hushkits to achieve Stage III noise compliance and the conversion of one of its Boeing 727-200 aircraft to a freighter will enhance the Partnership's portfolio. Passenger aircraft and freighter aircraft leasing continues to be a highly competitive business and the Partnership's lessees also continue to face significant challenges.

Recent Partnership Developments

         Immediately below is a table which shows the December 1998 appraised value of the Partnership's aircraft to be approximately $41.7 million, or 51% of the portfolio's original acquisition cost (excluding acquisition fees) increased by capital expenditures (and net of maintenance reserves collected from lessees applied against aircraft maintenance checks and aircraft capital improvements) since acquisition. Based in part on these appraised values, the Partnership's net asset value at December 31, 1998 was equal to $7.36 per Unit. It should be noted that these are only estimates of values at that date and not necessarily representative of the values that will ultimately be realized when these aircraft are disposed of, nor does this represent the values that may be realized upon the disposition of a Unit.

Aircraft Portfolio

         The following table describes the Partnership's aircraft portfolio at December 31, 1998:

                                                                     Current
                                                          December    Lease
                                                Acquisi-    1998     Expir-   Original      Noise    Cumulative Cumulative
Current                Aircraft     Ownership     tion    Appraised   ation   Delivery    Abatement    Flight     Flight
Lessee                   Type       Interest    Costs(1)  Value(2)   Date(3)    Date     Compliance   Hours(4)   Cycles(4)
------                   ----       --------    --------  --------   -------    ----     ----------   --------   ---------
                                                   (in millions)


                    Boeing 727-200
(7)                 Advanced           100%      $ 8.0     $ 4.7       (7)      1974      Stage II      69,003    45,423

Trans World
Airlines, Inc.      Boeing 747-100     100        18.4       5.1     7/00       1970      Stage II(5)   83,478    16,436

Trans World         McDonnell
Airlines, Inc.      Douglas MD-82      100        21.3      14.4    10/04       1983      Stage III     49,105    25,240

USAirways           McDonnell
Group, Inc.         Douglas MD-81       50(6)     10.0       5.4    06/01       1982      Stage III     46,627    40,995

TNT Transport       Boeing 727-200
International B.V.  Non-Advanced       100        12.8       6.6     2/02       1969      Stage III(8)  65,595    51,986

Sky Trek
International
Airlines,           Boeing 727-200
Inc.                Non-Advanced       100        11.7       5.5    06/02       1969      Stage III(8)  63,696    50,446
                                                 -----     -----
                                                 $82.2     $41.7
                                                 =====     =====

Notes:

(1) Acquisition costs do not include acquisition related fees of $2.0 million paid to the General Partners. The amounts shown include additional investments, net of retirements, in the respective aircraft which aggregated approximately $12.9 million, of which $1.5 million was made in 1998, and $7.8 million was made in 1997 in respect of the two Boeing 727-200 non-advanced aircraft, net of the application of $1.7 million of maintenance reserves collected.

(2) The December 1998 appraised values were determined by an independent aircraft appraisal firm. Appraised values include the present value of rents due under leases in place plus the present value of an estimated residual value for the aircraft at the end of the lease. It should be noted that appraisals are only estimates of value and should not be relied on as measures of realizable value. A discount rate of 10% was utilized and inflation was assumed to be 2.5% per annum. The appraised value of the Boeing 727-200 Advanced aircraft was $9.0 million and assumes a $4.3 million freighter conversion (as discussed in Note 5 of the Financial Statements).

(3) Lease expiration dates do not include renewal options unless already exercised.

(4) The number of cumulative flight cycles and cumulative flight hours shown are as of December 31, 1998, with the exception of the McDonnell Douglas MD-81 leased to US Airways Group, Inc., which is as of January 25, 1999.

(5) The Boeing 747-100 currently complies with Stage III requirements if it is flown with certain operating restrictions.

(6) The remaining one-half beneficial interest is owned by Pegasus Aircraft Partners II, L.P., an affiliated partnership.

(7) The aircraft was subject to a lease with Continental Airlines, Inc. through August 18, 1998. Continental returned this aircraft in October 1998, and made rental payments through the return date. The Partnership has committed to hushkit and convert this aircraft to a freighter, at a budgeted cost of $4.3 million, for delivery to Kitty Hawk Aircargo, Inc.

(8)       Hushkit installed.

         A description of the principal financial terms of the leases is discussed further in Item 8.

Significant Lessees

         The Partnership leased its aircraft to five different airlines during 1998. Revenues from each of the airlines below accounted for greater than 10% of the total rental revenues of the Partnership during 1998:

                                                             Percent of Total
                Airline                                       Rental Revenues
                -------                                      ----------------

         TransWorld Airlines, Inc.                                  52%
         USAirway Group, Inc.                                       15%
         TNT Transport International B.V                            14%
         Sky Trek International Airlines, Inc.                      11%

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

         Aircraft aging is a significant issue in aircraft safety regulation. In the past, certain aviation incidents and accidents raised concerns over the structural integrity of older aircraft. In 1989, in its "Report to Congress on the Status of the U.S. Stage II Commercial Aircraft Fleet", the FAA stated that "no correlation has been established between the chronological age of an aircraft and its structural airworthiness. A more accurate assessment of the physical "age" of an aircraft is the total number of flight cycles and flight hours flown." A flight cycle is defined as one takeoff and one landing. A flight cycle is important because of the added stress on the airframe, landing gear and other components from repeated takeoffs, landings and pressurizations. As different types of aircraft have different missions, and carriers fly a variety of routes, flight cycles can vary widely among aircraft of the same chronological age. In general, narrow-body aircraft which are used for short-haul service will have greater cycles per year than wide-body aircraft used for longer routes. Other factors which contribute to the aging of an aircraft are the number of hours actually flown, the predominant environment in which an aircraft has flown, and its actual age in years.

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

                            Aircraft       Flight        Flight        Estimated
Aircraft                       Age          Cycle         Hour             AD
  Type                      Threshold     Threshold     Threshold         Costs
--------                    ---------     ---------     ---------      ---------
                             (Years)

Boeing 727                      20          60,000          N/A       $1,100,000
Boeing 737                      20          75,000          N/A          934,000
Boeing 747                      20*         20,000*         N/A        3,400,000
McDonnell Douglas DC-9          20         100,000       75,000           79,000
McDonnell Douglas MD-80         20          75,000       75,000            4,000
McDonnell Douglas DC-10        None         42,000       60,000          187,000

* Substantially cycle limited

         Flight  cycle  and  flight  hour   information   with  respect  to  the
Partnership's aircraft are included in the aircraft portfolio table included earlier in item 1.

         The Partnership's leases generally require the lessees to bear the costs of compliance with ADs which require action during the lease terms. The Partnership's three Boeing 727-200 aircraft have had the major calendar modifications performed as required.

         The FAA has recently issued an AD relating to certain Boeing 727 freighter conversions that requires strengthening of certain floor beams and the installation of restraint systems in the cargo area. The General Partners estimate the cost of compliance will not exceed $100,000 per aircraft. For discussion of the cost of compliance see TNT Transport International B.V., and Kitty Hawk Aircargo, Inc. in Footnote 5 to the Financial Statements.

         Overall, the General Partners believe that the increased maintenance costs mandated for older aircraft may have some impact on re-lease and resale values for these aircraft, but mitigating this, compliance with the ADs should also serve to prolong the revenue lives of the affected aircraft.

Aircraft Noise Regulations

         On November 5, 1990, Congress enacted into law the Airport Noise and Capacity Act of 1990 (the "Act"). On September 24, 1991, the FAA issued the final rules of implementation for the Act. The Act provides that Stage II aircraft will be phased out from operation within United States airspace by December 31, 1999.

         Implementing regulations proposed by the FAA would require each United States operator to increase its Stage III airplane fleet to 50 percent by December 31, 1996; to 75 percent by December 31, 1998 and to 100 percent by December 31, 1999.

         However, the Act further provides, that if by July 1, 1999, at least 85% of an air carrier's fleet complies with Stage III noise levels, the carrier may apply for a waiver of the operational ban for the remaining aircraft in the operator's fleet until December 31, 2003. The application for such a waiver must be submitted to the Secretary of the Department of Transportation no later than January 1, 1999 and must include a plan with firm orders for making all aircraft operated by the air carrier comply with Stage III noise levels by December 31, 2003.

         Stage III hushkitting and re-engineering for the Boeing 727-200 aircraft have been approved by the FAA. The Partnership's Boeing 747 will comply with Stage III noise levels if it is flown with certain operating restrictions. Alternatively, the engines can be upgraded with existing technology to provide for compliance with Stage III requirements.

         Two of the Partnership's three 727-200 aircraft have been hushkitted and the Partnership has committed to hushkitting the third Stage II Boeing 727-200 aircraft.

         The European Commission has promulgated rules relating to aircraft noise that would ban aircraft that are modified ("hushkitted") to achieve Stage III noise compliance from European airspace after the year 2002. Such aircraft cannot be added to European fleets after April of 1999. It is unclear in what manner and if such rules will achieve full implementation.

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

ITEM 3.  LEGAL PROCEEDINGS

         The Partnership has filed a claim in the Bankruptcy Court for unpaid rents and other damages related to the rejection by Kiwi International Airlines, Inc. ("Kiwi") of its leases for two Boeing 727-200 aircraft. Given the sale of Kiwi's operating assets as approved by the Court, it is remote that the Partnership will obtain any recovery. Based on a petition by creditors, the case has been converted to a Chapter 7 liquidation and a Trustee has been appointed by the court.

         On March 10, 1999, the Trustee appointed in Kiwi's bankruptcy proceedings made a demand for the return of payments approximating $1,276,000 to an affiliate of the Managing General Partner, the Partnership and an affiliated Partnership (see discussion herein under "Kiwi International Airlines, Inc. - Bankruptcy") on the basis that these payments were made by Kiwi in the ninety days prior to Kiwi's filing of its voluntary bankruptcy petition and were therefore preferential. The payments relate to seven aircraft, only two of which are owned by the Partnership. Management has notified the Trustee of the existence of a Stipulation and Consent Order, dated April 22, 1997, which provides for waiver and relinquishment by Kiwi of any potential preference claims it might have against the Partnership.

         The General Partners, on the advice of counsel, believe that the claim will be withdrawn.

         The parties in the Mallia lawsuit (as set forth in the Partnership's September 30, 1998 quarterly report on Form 10-Q incorporated by reference herein) have settled. Although Paine Webber could seek indemnification from the Partnership, the General Partners believe this possibility is remote.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Limited Partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1998.

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

         As of March 1, 1999, the number of Limited Partners of record was approximately 4,685.

         The Partnership declared the following distributions to its Limited Partners out of cash flow received from operations during 1998 and 1997:

                           Amount of
                         Distribution
    Period                 Per Unit       Record Date           Payment Date
    ------               ------------     -----------           ------------

1st Quarter 1998             $.40         March 31, 1998        April 25, 1998
2nd Quarter 1998              .40         June 30, 1998         July 23, 1998
3rd Quarter 1998              .40         September 30, 1998    October 28, 1998
4th Quarter 1998              .40         December 31, 1998     January 27, 1999
1st Quarter 1997              .40         March 31, 1997        April 25, 1997
2nd Quarter 1997              .40         June 30, 1997         July 25, 1997
3rd Quarter 1997              .40         September 30, 1997    October 24, 1997
4th Quarter 1997              .40         December 31, 1997     January 23, 1998


         Total distributions to all partners for 1998 and 1997 were declared as follows (in thousands):

                                                    1998          1997
                                                    ----          ----

         Limited Partners                          $6,400        $6,400
         General Partners                              65            64
                                                   ------        ------
                                                   $6,465        $6,464
                                                   ======        ======

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes, approximately 84%, 89%, and 89%, of the cash distributions declared for the years ended December 31, 1998, 1997 and 1996, respectively, constituted a return of capital. Also, based on the amount of net income reported by the Partnership for accounting purposes, approximately 73% of the cash distributions paid to the partners from inception of the Partnership through December 31, 1998 constituted a return of capital. However, the total actual return of capital over the Partnership's life can only be determined at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized.

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

                                               As of December 31,
                                           or Year Ended December 31,
                                           --------------------------
                                 1998      1997        1996     1995       1994
                                 ----      ----        ----     ----       ----
                                     (in thousands, except per unit amounts)

Rental Revenue                 $ 8,360  $ 7,533     $ 6,604  $ 6,076(3)  $ 8,527
Net Income                       1,050      716(2)      711      880         426
Net Income per Limited
  Partnership Unit                0.26     0.18        0.18     0.22        0.11
Distributions per Limited
  Partnership Unit(1)             1.60     1.60        1.60     1.85        1.80
Total Assets                    27,792   30,512      31,158   36,611      42,619
Notes Payable                   10,000    7,271       1,218    1,625       2,000
Partners' Equity                14,260   19,675      25,423   31,176      37,770

(1) Distribution amounts are reflected on the accrual basis. The amount of each distribution will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position.

(2)      Includes gain on sale of spare aircraft engine of $177.

(3) Such amount excludes lease settlement proceeds accounted for under the cost recovery method.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the "Selected Financial Data" and the Consolidated Financial Statements of the Partnership and the Notes thereto. This report may contain, in addition to historical information, forward-looking statements that include risks and other uncertainties. The Partnership's actual results may differ materially from those anticipated in these forward-looking statements. Factors that might cause such a difference include those discussed below, as well as general economic and business conditions, competition and other factors discussed elsewhere in this report. The Partnership undertakes no obligation to release publicly any revisions to the Forward-Looking Statements, if any, to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

Liquidity and Capital Resources

         The Partnership owns and manages a diversified portfolio of leased commercial aircraft and makes quarterly distributions to the partners of net cash flow generated by operations. In certain situations, the Partnership may retain cash flow from operations to finance authorized capital expenditures.

         Cash distributions declared by the Partnership were approximately $6.5 million in each of 1998, 1997 and 1996 ($1.60 per unit). Net cash provided by operating activities was $6.3 million in 1998, $6.3 million in 1997 and $5.2 million in 1996. In the aggregate, for this three year period net cash provided by operating activities totaled $17.8 million and cash distributions declared by the Partnership totaled $19.4 million.

         Partnership equity declined by approximately $5.4 million from December 31, 1997 to December 31, 1998 as a result of the declaration of cash distributions to the partners in excess of the Partnership's net income. This resulted from the fact that, unlike net income, cash flow generated by operations, which is the source of the cash utilized to make the distributions, is not reduced by non-cash depreciation expense and provisions for decline in market value of the Partnership's aircraft.

         The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, highly liquid investments or a fund that invests in such instruments. At December 31, 1998, the Partnership's unrestricted cash and cash equivalents of $2,129,000 was primarily held in an interest bearing money market account. This amount was $773,000 more than the Partnership's unrestricted cash and cash equivalents at December 31, 1997 of $1,356,000. This increase in unrestricted cash was primarily attributable to the amount by which cash generated by operating activities, collection of advances to lessees, proceeds from notes payable, and the unapplied maintenance reserves, exceeded cash distribution to partners and capitalized aircraft improvements, during the year ended December 31, 1998.

         At December 31, 1998, the Partnership's liquidity was improved due principally to the consummation, in January 1998, of an agreement with the lender to increase the commitment under the loan facility from $7.5 million to $10 million. The Partnership provided, as additional collateral, the Boeing 727-200 aircraft formerly leased to Continental Airlines, Inc. ("Continental") and the Boeing 727-200 aircraft leased to Sky Trek International Airlines, Inc. ("Sky Trek"). The proceeds were used to fund the cargo conversion of the aircraft delivered to TNT Transport International B.V. ("TNT").

         In February 1999, the Partnership consummated an agreement to increase the committed amount of the loan facility from $10 million to $14.5 million and increase the interest rate from 1.25 % to 1.5% over prime. (See Footnote 11, "Subsequent Event"). The Partnership has pledged all of its aircraft as collateral, for this loan facility. The Partnership will utilize the additional borrowings to fund the hushkit and cargo conversion of the Boeing 727-200 advanced aircraft formerly leased to Continental, which was returned in October 1998, for delivery to Kitty Hawk Aircargo, Inc. ("Kitty Hawk"), discussed below. This loan is due in April, 2000. If the Partnership is unable to renegotiate or refinance the loan it will be forced to reduce or suspend distributions.

         Rent and other receivables, net, increased by $54,000 from $422,000 at December 31, 1997 to $476,000 at December 31, 1998. This increase is primarily due to rents due from Sky Trek, partially offset by the continued repayments of advances and deferrals by TWA. During 1997, the Partnership provided an allowance for uncollectible accounts of $20,000 with respect to rent due from Nations Air Express, Inc. ("Nations"). (See Item 8 Financial Statements, Note 5 "Aircraft Under Operating Leases").

         TWA was current on its lease payments in 1998 and made final repayment of the funds advanced by the Partnership however, TWA reported its tenth consecutive annual loss in 1998. Although TWA had a cash position of $314 million at September 30, 1998, given TWA's historical financial difficulties, the ongoing losses increase the possibility of default or deferral of lease payments by TWA, which accounted for 52% of the Partnership's lease revenue in 1998.

         At December 31, 1998 Sky Trek was 4.5 months in arrears to the Partnership, totaling $428,000 and $229,000, with respect to rent and maintenance reserve obligations, respectively. As a result of Sky Trek's arrearages, the Partnership placed Sky Trek on non-accrual status beginning October 1, 1998. Also, as of December 31, 1998, a write-down of $100,000 was taken to reduce the carrying value of the aircraft leased to Sky Trek to estimated realizable amounts.

         Sky Trek continues to struggle with liquidity and continues to search for a capital infusion. In December 1998, at the request of the General Partners, Sky Trek began paying its lease and maintenance reserve obligations on a weekly basis. Prior arrearages will need to be addressed in an overall recapitalization plan of Sky Trek. If Sky Trek is unsuccessful in raising additional capital, the Partnership will likely need to repossess the aircraft and search for a new lessee. There can be no assurance as to the timeliness or success of such a remarketing effort.

         Deferred rental income and deposits increased $56,000 from $982,000 at December 31, 1997 to $1,038,000 at December 31, 1998 due to a deposit received from Kitty Hawk, as discussed below.

         With the exception of the Boeing 727-200 advanced aircraft formerly leased to Continental, which was returned in October 1998 after the expiration of the extended lease, all of the Partnership's assets are subject to leases with remaining terms of at least 19 months. During 1998, the Partnership invested $2.0 million in capitalized aircraft improvements and maintenance checks, of which $57,000 was funded by the application of maintenance reserves collected from Sky Trek.

         In 1998, the Partnership entered into an agreement with Kitty Hawk for the lease of the Boeing 727-200 Advanced aircraft formerly leased to Continental. The lease requires the Partnership to hushkit and convert the aircraft to a freighter at an estimated cost of $4.3 million. The lease agreement provides for 84 months rent at $117,800 per month. Kitty Hawk provided a security deposit totaling $56,000 during 1998, and increased the deposit to $236,000 in February, 1999. In February 1999, the borrowing amount under the loan facility was increased from $10 million to $14.5 million.

Results of Operations

         Substantially all of the Partnership's revenue was generated from the leasing of the Partnership's aircraft to commercial air carriers under triple net operating leases. The balance of the Partnership's revenue consisted of interest income earned with respect to certain advances made to lessees, as well as sales of miscellaneous aircraft parts. No advances remained outstanding at December 31, 1998.

         Under the terms of the triple net leases, substantially all of the expenses related to the operation and maintenance of the aircraft during 1998, were paid for by the lessees or in the case of Sky Trek and TNT, funded to a certain extent through hourly maintenance reserves paid by them. The direct lease expenses incurred by the Partnership represent the costs of providing insurance coverage for the Partnership's aircraft in excess of the amounts required to be carried by the lessees, trustee fees related to the ownership of the aircraft and the cost of the letter of credit required under the terms of the TBT lease on the McDonnell Douglas MD-81 leased to US Airways Group, Inc. ("USAir"). In 1998, the Partnership incurred maintenance costs with respect to aircraft leased to TNT and Sky Trek, as well as costs (including legal) associated with the Kiwi International Airlines, Inc. ("Kiwi") bankruptcy.

         Additionally, the Partnership records depreciation expense pertaining to the aircraft while on lease and incurs certain general and administrative expenses in connection with operations of the Partnership. General and administrative expenses consist primarily of investor reporting expenses, transfer agent and audit fees and the cost of accounting services.

1998 as compared to 1997

         The Partnership's net income was $1,050,000 for the year ended December 31, 1998 ("1998 Period") as compared to $716,000 for the year ended December 31, 1997 ("1997 Period"). The increase in net income was mainly due to an increase in rental income (as a result of the aircraft leased to TNT and the Sky Trek aircraft being on lease for a full year) and decreases in aircraft maintenance and write-downs, partially offset by increases in depreciation, management and release fees and interest expense.

         Rental revenue increased by $827,000 or 11% in the 1998 Period as compared to the 1997 Period. The increase is attributable primarily to the increased rate on the TNT lease (versus the prior Nations Air Express, Inc. lease) and the fact that the Sky Trek aircraft was off-lease for a portion of the 1997 Period. This was partially offset by the fact that the Boeing 727-200 aircraft, formerly leased to Continental, was off-lease for the majority of the last quarter of the 1998 Period.

         During the 1998 Period, the Partnership recognized an $18,000 gain on the sale of spare parts inventory which had a net book value of $-0-. During the 1997 Period, the Partnership sold a spare engine for proceeds of $275,000 which had a depreciated cost of $98,000, resulting in a $177,000 gain.

         Interest and other income for the 1998 Period decreased by $35,000 or 32% as compared to the 1997 Period. This decrease was primarily attributable to the continued repayment of the advance by TWA pursuant to the repayment schedule, thus reducing the balance on which interest income was earned. This was partially offset by the sale of miscellaneous aircraft parts.

         Depreciation and amortization increased by $401,000 or 8% for the 1998 Period as compared to the 1997 Period. The increase was mainly attributable to the increased depreciation associated with the aircraft on lease to Sky Trek, partially offset by a decrease in depreciation associated with the Boeing 727-200 aircraft formerly leased to Continental.

         During the 1998 Period, the Partnership provided write-downs totaling $204,000, for the value of the interior which was removed from the Boeing 727-200 aircraft leased to TNT and the carrying value of the Boeing 727-200 on lease to SkyTrek, compared to a $350,000 write-down in the 1997 Period.

         Management and re-lease fees for the 1998 Period increased by $67,000 or 11%, in comparison to the 1997 Period. The increase was consistent with the increase in rental income, which provides the basis on which management and re-lease fees are calculated.

         Interest expense increased by $334,000 or 56% in the 1998 Period as compared to the 1997 Period, due principally to the increase in borrowings outstanding from approximately $7.3 million at December 31, 1997 to $10 million at December 31, 1998. Such borrowings were used for capital improvements to the two Boeing 727-200 non advanced aircraft remarketed in 1997 and 1998.

         Direct lease expenses decreased by $48,000 or 39% in the 1998 Period as compared to the 1997 Period. The decrease in the 1998 Period as compared to the 1997 Period, was due to certain costs associated with the aircraft formerly leased to Kiwi and a provision for bad debts associated with the aircraft formerly leased to Nations, that were incurred in 1997.

         The Partnership incurred maintenance expense of $307,000 in the 1997 Period with respect to the Boeing 727-200 aircraft delivered to Nations and Sky Trek. There was no corresponding expense in 1998.

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

         Management and re-lease fees for the 1997 Period increased by $156,000 or 34%, in comparison to the 1996 Period. The increase was due primarily to an increase in rental income, which provide, the basis on which management and re-lease fees are calculated.

         Interest expense increased by $459,000 in the 1997 Period as compared to the 1996 Period, due principally to the increase in borrowings outstanding from approximately $1.2 million at December 31, 1996 to approximately $7.3 million at December 31, 1997. Such borrowings were used for capital improvements to the two Boeing 727-200 non advanced aircraft remarketed in 1997.

         Direct lease expenses decreased by $4,000 or 3% in the 1997 Period as compared to the 1996 Period. The decrease in the 1997 Period as compared to the 1996 Period was due to a decrease in insurance expense, partially offset by certain costs associated with the aircraft formerly leased to Kiwi, that were incurred in 1997.

         Aircraft maintenance expense of $669,000 was incurred in the 1996 period, which reflected the work completed with respect to a maintenance check performed on the Boeing 747-100 aircraft prior to the delivery to TWA in July 1997. The Partnership incurred maintenance expense of $307,000 in the 1997

Period with respect to the Boeing 727-200 aircraft delivered to Nations and Sky Trek.

Inflation and Changing Prices

         Inflation has had no material impact on the operations or financial condition of the Partnership during 1998. However, market and worldwide economic conditions and changes in federal and foreign aircraft regulations have in the past, and may in the future, impact the airline industry and thus lease rates and aircraft values. Additionally, inflation and changing prices, may affect future leasing rates and the eventual selling prices of the aircraft.

New Accounting Pronouncements

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

         A possible scenario would be that lessees are unable to operate and generate revenues and as a result be unable to make lease payments. The Partnership is unable to estimate the likelihood or the magnitude of the resulting lost revenue at this time. Should this occur, the Partnership would attempt to repossess aircraft from non-compliant lessees and place the aircraft with compliant lessees. No assurances can be given that the Partnership would be able to re-lease such aircraft at favorable terms or at all. If a significant number of aircraft could not be re-leased at favorable terms or at all, or their re-lease is delayed, the Partnership's business, financial condition and results of operations would be adversely affected.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


List of Financial Statements                                                Page
                                                                            ----

Report of Independent Accountants ..........................................  17

Balance Sheets -- December 31, 1998 and 1997................................  18

Statements of Income for the years ended
     December 31, 1998, 1997 and 1996.......................................  19

Statements of Partners' Equity for the years ended
     December 31, 1998, 1997 and 1996.......................................  20

Statements of Cash Flows for the years ended
     December 31, 1998, 1997 and 1996.......................................  21

Notes to Financial Statements...............................................  23

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Limited Partners of
Pegasus Aircraft Partners, L.P.

         In our opinion, the accompanying balance sheets and the related statements of income and partners' equity and of cash flows present fairly, in all material respects, the financial position of Pegasus Aircraft Partners, L.P. (the "Partnership") as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                                      PricewaterhouseCoopers LLP
New York, New York
March 17, 1999

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997


                                     ASSETS

                                                              1998       1997
                                                              ----       ----
                                                           (in thousands, except
                                                                 unit data)

Cash and cash equivalents (Note 4)                         $  2,129   $  1,356
Rent and other receivables, net (Note 5)                        476        422
Aircraft, net (Note 5)                                       25,161     28,708
Prepaid expenses and other assets                                26         26
                                                           --------   --------
         Total Assets                                      $ 27,792   $ 30,512
                                                           ========   ========

                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
  Notes payable (Notes 7 and 11)                           $ 10,000   $  7,271
  Accounts payable and accrued expenses                          97        302
  Payable to affiliates (Note 6)                                431        458
  Distributions payable to partners                           1,616      1,632
  Maintenance reserves collected                                350        192
  Deferred rental income and deposits                         1,038        982
                                                           --------   --------
         Total Liabilities                                 $ 13,532   $ 10,837
                                                           ========   ========

COMMITMENTS AND CONTINGENCIES (Notes 5, 7 and 9)

PARTNERS' EQUITY:
  General Partners                                             (653)      (599)
  Limited Partners (4,000,005 units outstanding in
    1998 and 1997)                                           14,913     20,274
                                                           --------   --------
         Total Partners' Equity                              14,260     19,675
                                                           --------   --------

           Total Liabilities and Partners' Equity          $ 27,792   $ 30,512
                                                           ========   ========

                  The accompanying notes are an integral part
                         of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                              STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                  1998         1997        1996
                                                  ----         ----        ----
                                                 (in thousands, except unit data
                                                       and per unit amounts)

REVENUE:
    Rentals from operating leases             $    8,360  $    7,533  $    6,604
    Interest and other                                76         111         222
    Gain on sale of engine and equipment              18         177        --
                                              ----------  ----------  ----------
                                                   8,454       7,821       6,826
                                              ----------  ----------  ----------

EXPENSES:
    Depreciation and amortization                  5,273       4,872       4,060
    Interest expense                                 929         595         136
    Management and re-lease fees (Note 6)            682         615         459
    Write-downs (Note 5)                             204         350         150
    Provision for bad debts (Note 5)                --            20         240
    General and administrative (Note 6)              241         223         234
    Direct lease                                      75         123         127
    Aircraft maintenance and other                  --           307         709
                                              ----------  ----------  ----------
                                                   7,404       7,105       6,115
                                              ----------  ----------  ----------
NET INCOME                                    $    1,050  $      716  $      711
                                              ==========  ==========  ==========

NET INCOME ALLOCATED:
    To the General Partners                           11           7           7
    To the Limited Partners                        1,039         709         704
                                              ----------  ----------  ----------
                                              $    1,050  $      716  $      711
                                              ==========  ==========  ==========

NET INCOME PER LIMITED
    PARTNERSHIP UNIT                          $     0.26  $     0.18  $     0.18
                                              ==========  ==========  ==========

WEIGHTED AVERAGE NUMBER
    OF LIMITED PARTNERSHIP
    UNITS OUTSTANDING                          4,000,005   4,000,005   4,000,005
                                              ==========  ==========  ==========

                  The accompanying notes are an integral part
                         of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                General     Limited
                                               Partners    Partners      Total
                                               --------    --------      -----
                                                        (in thousands)

Balance, December 31, 1995                     $   (485)   $ 31,661    $ 31,176

    Net income                                        7         704         711

    Distribution to partners declared               (64)     (6,400)     (6,464)
                                               --------    --------    --------

Balance, December 31, 1996                         (542)     25,965      25,423

    Net income                                        7         709         716

    Distribution to partners declared               (64)     (6,400)     (6,464)
                                               --------    --------    --------

Balance, December 31, 1997                         (599)     20,274      19,675

    Net income                                       11       1,039       1,050

    Distribution to partners declared               (65)     (6,400)     (6,465)
                                               --------    --------    --------

Balance, December 31, 1998                     $   (653)   $ 14,913    $ 14,260
                                               ========    ========    ========


                  The accompanying notes are an integral part
                         of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                      1998      1997      1996
                                                      ----      ----      ----
                                                            (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                      $ 1,050   $   716   $   711
    Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                   5,273     4,872     4,060
      Provision for bad debts                          --          20       240
      Write-downs                                       204       350       150
      Gain on sale of engine and equipment              (18)     (177)     --
    Change in assets and liabilities:
      Rent and other receivables                       (182)       22       332
      Prepaid expenses and other                       --         109       (88)
      Accounts payable and accrued expenses            (205)      229       (25)
      Payable to affiliates                             (27)      (26)     (144)
      Maintenance reserves collected                    158       192      (100)
      Deferred rental income and deposits                56       (34)       98
      Accrued interest payable                         --          (9)       (6)
                                                    -------   -------   -------
         Net cash provided by operating activities    6,309     6,264     5,228
                                                    -------   -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of engine and equipment           18       275      --
    Capitalized aircraft improvements, net           (1,930)   (7,813)     (611)
    Repayment of advances by lessees                    128       196       302
                                                    -------   -------   -------
         Net cash used in investing activities       (1,784)   (7,342)     (309)
                                                    -------   -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Security deposits                                  --         340       360
    Proceeds from notes payable                       2,729     7,271      --
    Repayment of notes payable                         --      (1,218)     (407)
    Cash distributions paid to partners              (6,481)   (6,480)   (6,432)
                                                    -------   -------   -------
         Net cash used in financing activities       (3,752)      (87)   (6,479)
                                                    -------   -------   -------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                773    (1,165)   (1,560)

CASH AND CASH EQUIVALENTS
    AT BEGINNING OF YEAR                              1,356     2,521     4,081
                                                    -------   -------   -------

CASH AND CASH EQUIVALENTS
    AT END OF YEAR                                  $ 2,129   $ 1,356   $ 2,521
                                                    =======   =======   =======

                  The accompanying notes are an integral part
                         of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                      1998      1997      1996
                                                      ----      ----      ----
                                                            (in thousands)

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
    Interest Paid                                   $   915   $   604   $   142
    Restricted maintenance reserves collected
      net of maintenance drawdowns                  $   --    $   --    $   492
    Transfers from restricted cash utilized
      to restore aircraft including 1997
      collections                                       --      1,742      --

NONCASH TRANSACTIONS:
    Distributions to partners declared but
      unpaid                                        $ 1,616   $ 1,632   $ 1,648

                  The accompanying notes are an integral part
                         of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

1.       Significant Accounting Policies

         Basis of Presentation. Pegasus Aircraft Partners, L.P. (the "Partnership"), a Delaware limited partnership, maintains its accounting records and prepares financial statements on the accrual basis of accounting. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant assumptions and estimates relate to useful life and recoverability of the aircraft and tax and other indemnity provisions described below. Actual results could differ from such estimates.

         Cash and Cash Equivalents. The Partnership invests funds not immediately required for operations or distributions in short term, highly liquid investments until such time as the funds are required to meet its obligations. The short term, highly liquid investments are recorded at cost which approximates fair market value. For purposes of the balance sheets and the statements of cash flows, the Partnership considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

         Aircraft and Depreciation. The aircraft are recorded at cost, which includes acquisition costs and the acquisition fee and the financial management advisory fee paid upon acquisition to the General Partners. Depreciation is computed using the straight-line method over an estimated economic life of twelve years (five years for the aircraft engine sold in 1997) to a salvage value (generally 10%). Major improvements to aircraft are capitalized when incurred and are depreciated, generally, over the remaining useful life of the improvement. The Partnership evaluates the carrying value of the aircraft based upon changes in market and other physical and economic conditions and will record write-downs to recognize a loss in the value of the aircraft when management believes that, based on expected future cash flows, the recoverability of the Partnership's investment has been impaired. Proceeds received in lease settlements or terminations are accounted for under the cost recovery method when and to the extent that, based upon third party appraisals and market conditions, there has been a diminution to the carrying value of the aircraft.

         Tax Benefit Transfer Lease. The McDonnell Douglas MD-81 aircraft under lease to USAirways Group, Inc. ("USAir") was purchased subject to a tax benefit transfer lease which provided for the transfer of the investment tax credits and depreciation deductions with respect to the aircraft to a tax lessor. The transfer was accomplished by the sale, for income tax purposes only, of the aircraft to the tax lessor for cash and a note and a leaseback of the aircraft for rental payments which match the payments on the note. Under the terms of the tax benefit transfer lease, the Partnership's required rental payments are contingent upon and may, by agreement, be offset by the tax lessor's required note payments. Accordingly, no asset or liability for the tax benefit transfer lease has been recorded.

         Maintenance Reserve Funds. The Partnership has two leases where the lessee is required to make monthly payments to maintenance reserve funds administered by the Partnership. The Partnership may be obligated to reimburse the lessee for specified maintenance costs out of the reserve funds, upon submission of appropriate evidence documenting the maintenance costs incurred by the lessee. Excess costs over the reserve are the lessees' responsibility.

         Operating Leases. The aircraft leases which are structured principally as triple net leases are accounted for as operating leases. Lease revenues are recognized ratably over the terms of the related leases.

         Deferred Rental Income. Deferred rental income represents rental payments received in advance which have not been earned.

         Lease settlement payments received in connection with the termination or modification of a lease of an aircraft, the carrying value of which has not been impaired, have been recognized ratably over the remaining original lease in the case of a lease termination and over the modified lease term in connection with a lease modification.

         Income Taxes. No provision for income taxes has been made in the financial statements since such taxes are the responsibility of the individual partners rather than the Partnership.

         Net Income Per Limited Partnership Unit. The net income per limited partnership unit is computed by dividing the net income allocated to the Limited Partners by the weighted average number of Units outstanding for the period.

New Accounting Pronouncements

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

2.       Organization of the Partnership

         The Partnership was formed on June 23, 1988 for the purpose of acquiring, leasing, and ultimately selling used commercial aircraft principally to US airlines. The Managing General Partner of the Partnership is Pegasus Aircraft Management Corporation, a wholly-owned subsidiary of Pegasus Capital Corporation, and the Administrative General Partner is Air Transport Leasing, Inc., a wholly-owned subsidiary of Paine Webber Group Inc. (collectively, the "General Partners")

         The Partnership is required to dissolve and distribute all of its assets no later than December 31, 2012. The Partnership had the right, subject to certain conditions to reinvest the proceeds from sales of aircraft occurring prior to March 22, 1997. The net proceeds of any future sales of aircraft (after general working capital reserves) will be distributed to all partners.

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

         Income and losses generally will be allocated 99% to the Limited Partners and 1% to the General Partners. Upon the sale of aircraft, gain generally will be allocated, first, to the General Partners in an amount equal to the difference between their capital contributions and 1.01% of the aggregate capital contributions of the Limited Partners, and then, 99% to the Limited Partners, and 1% to the General Partners.

4.       Cash Equivalents

         At December 31, 1998, all cash was held in an interest bearing money market account. At December 31, 1997, the Partnership held short-term commercial paper issued by Ford Motor Credit Company (with various maturities) with par values aggregating $350,000, which were acquired at costs aggregating $348,000.

5.       Aircraft Under Operating Leases

                           Net Investment in Aircraft

         The Partnership's net carrying value of aircraft as of December 31, 1998 and 1997 consisted of the following (in thousands):

                                                              1998       1997
                                                              ----       ----

Aircraft on operating leases, at cost                       $ 75,902   $ 71,120
Less: Accumulated depreciation                               (43,979)   (40,609)
      Write-downs                                             (4,799)    (3,368)
      Net lease settlement proceeds accounted for as cost
        recovery                                              (3,673)    (3,673)
      Reserve for maintenance cost                              (178)      (178)
                                                            --------   --------
                                                            $ 23,273   $ 23,292
                                                            --------   --------

Aircraft held for lease, at cost                            $  8,251   $ 11,555
Less: Accumulated depreciation                                (5,529)    (3,839)
      Write-downs                                               (834)    (2,300)
                                                            --------   --------
                                                               1,888      5,416
                                                            --------   --------
Aircraft, net                                               $ 25,161   $ 28,708
                                                            ========   ========


                           Rents and Other Receivables

         Rents and other receivables, net, were composed of the following at December 31, 1998 and 1997 (in thousands):

                                                              1998       1997
                                                              ----       ----

Rents receivable                                            $    476   $    552
Advances to lessees                                               --        128
Accrued interest receivable and other                             --          2
                                                            --------   --------
                                                                 476        682
Less: Allowance for bad debts                                     --       (260)
                                                            --------   --------
Rents and other receivables, net                            $    476   $    422
                                                            ========   ========


                            Financial Terms of Leases

         Continental Airline Leases. During December 1988, the Partnership acquired a Boeing 727-200 advanced aircraft for a total purchase price of $8,025,000 which was subject to a lease with Continental Airlines, Inc. ("Continental"), providing for rentals of $75,000 per month through June 30, 1998, the scheduled expiration date. The Partnership and Continental agreed to a short extension of the lease to August 18, 1998 at the same rate of $75,000 per month. Continental returned this aircraft in October 1998 and made rental payments through the return date.

         In 1998, the Partnership entered into an agreement with Kitty Hawk Aircargo, Inc. ("Kitty Hawk") for the lease of the Boeing 727-200 Advanced aircraft formerly leased to Continental. Kitty Hawk is a Dallas, Texas based operator of more than 100 freighter aircraft. The lease requires the Partnership to hushkit and convert the aircraft to a freighter at an estimated cost of $4.3 million. The lease agreement provides for 84 months rent at $117,800 per month. Kitty Hawk has provided a security deposit of $56,000 during 1998, and was required to increase the deposit to $236,000 in February 1999. The cost of complying with the recently issued AD relating to freighter conversions is included in the estimated conversion cost.

         Trans World Airlines Leases. During February 1989, the Partnership acquired a McDonnell Douglas MD-82 aircraft for a total purchase price of $21,017,000 which as of December 31, 1998 was subject to a lease with Trans World Airlines, Inc. ("TWA") providing for rentals of $185,000 per month for a term scheduled to expire in September 2004.

         Pursuant to a lease amendment in 1993, the Partnership reimbursed TWA for $225,000 of capital improvements and advanced $750,000 to TWA to finance certain major maintenance procedures. TWA fully repaid the $750,000 to the Partnership through September 1, 1998, in equal monthly installments, with interest at a fixed rate of 9.68%.

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

         In July 1996, the Partnership delivered its Boeing 747-100 aircraft, acquired in 1988 for $17,847,000 and formerly leased to Continental, to TWA under a lease with a term of approximately four years. The lease provides for a monthly rent of $180,000. The Partnership incurred costs of approximately $1,280,000 in connection with the redelivery, integration and maintenance of the Boeing 747-100 aircraft, of which $669,000 represented maintenance expense and $611,000 were capitalized expenditures. The Partnership received a security deposit of $360,000 from TWA with respect to the lease. TWA has entered into a fleet restructuring program that has resulted in grounding a substantial portion of its Boeing 747 aircraft, including the Boeing 747 leased from the
Partnership. TWA has continued to make lease payments with respect to the aircraft.

         TWA was current on its lease payments in 1998 and made final repayment of the funds advanced by the Partnership however, TWA reported its tenth consecutive annual loss in 1998. Although TWA had a cash position of $314 million at September 30, 1998, given TWA's historical financial difficulties, the ongoing losses increase the possibility of default or deferral of lease payments by TWA, which accounted for 52% of the Partnership's lease revenue in 1998.

         US Airways Group, Inc. ("USAir") Lease. During March 1989, the Partnership acquired one half of the beneficial interest in a trust ("Trust") that is the owner/lessor of a McDonnell Douglas MD-81 ("USAir Aircraft") for a purchase price of $9,999,000. The remaining one-half interest in the Trust is owned by Pegasus Aircraft Partners II, L.P., an affiliated partnership.

         Rental payments are payable quarterly, in arrears, at a rate of $304,000 (for the Partnership's one-half interest in the aircraft). During 1997, USAir exercised its renewal option for a three year extension (to June, 2001) at the original lease rate. USAir also has three additional one-year renewal options at fair market rental rates. USAir may elect to purchase the aircraft at its fair market value at the end of any renewal term.

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

         The letter of credit has a current face amount of approximately $1.2 million. Through June 1996 the letter of credit agreement obligated the Partnership to deposit $35,000 per quarter (beginning on June 1, 1992 and originally scheduled to terminate on June 1, 1997) into a restricted account at the bank ("Lender") which issued the current letter of credit. In July 1995, the

Partnership restructured its borrowing arrangement with the Lender, under which the Lender released its security interest on the cash collateral account and eliminated the requirement for future deposits to such account.

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

         The tax lessor is entitled to call on the letter of credit whether its loss of tax benefits is caused by Pegasus Aircraft Partners II, L.P. or the Partnership, and Pegasus Aircraft Partners II, L.P. and the Partnership have agreed to indemnify each other for any loss occasioned by the acts of the other. There have been no calls on the Trust's letter of credit as of December 31, 1998.

         Kiwi International Air Lines, Inc. - Bankruptcy. The Partnership owns two Boeing 727-200 non-advanced aircraft, originally acquired on December 1988 for $6,308,000 per aircraft. In February 1994 and April 1994, the Partnership entered into leases with Kiwi International Airlines, Inc. ("Kiwi"), each originally for a term of approximately five years with rents payable monthly in advance at $55,000 per aircraft. The leases were modified in 1996 and extended to December 31, 1999. The leases also required Kiwi to pay maintenance reserves for airframe and engines, of $250 per flight hour, which could be drawn upon by Kiwi for specific maintenance procedures. The aircraft were delivered in April and July 1994. In connection with the first Kiwi lease, the Partnership also acquired an additional aircraft engine, at a cost of $195,000, which was used as a spare by Kiwi on a utilization basis at $105 per flight hour of use. The Partnership invested an additional $3,108,000 for maintenance, aging aircraft modifications and other Kiwi requested modifications prior to delivery, $580,000 of which was funded by prior return condition settlement payments. The leases allowed Kiwi to request that the aircraft be hushkitted by the Partnership.

         During 1996 in part, because of the grounding of certain aircraft by the FAA as the result of pilot handbook deficiencies and the market reaction to the Valujet crash, Kiwi did not meet its financial goals. Kiwi requested and was granted by the Partnership a deferral of its August 1996 rental and July 1996 maintenance payments. Kiwi was also unable to make its September rental and August maintenance payments and was placed in default by the Partnership.

         On September 30, 1996, Kiwi filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code ("Bankruptcy Code") and did not make any subsequent payments. The Kiwi leases accounted for approximately 19% of the Partnership's rental revenue in 1996. At December 31, 1996 the Partnership held maintenance deposits aggregating approximately $1,627,000, which were not sufficient to complete work required on the aircraft and the related engines to meet lease return conditions and make the aircraft leasable. On October 15, 1996, Kiwi ceased scheduled flight operations. The Bankruptcy Court approved Kiwi's motion to reject both leases as of November 15, 1996. In 1996, The Partnership provided an allowance for bad debts in the amount of $240,000 relating to amounts due from Kiwi as of the bankruptcy date and did not record any revenue beyond that date. The Partnership recovered the aircraft and the spare engine in 1996.

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

         In July 1997, the Bankruptcy Court approved a proposal to purchase the operating assets of Kiwi submitted by a group which includes certain of the parties that had provided debtor-in-possession financing. Based upon the approved purchase price, it is likely that the Partnership will have little or no recovery of its bankruptcy claims. Based on a petition by creditors, the case has been converted to a Chapter 7 liquidation and a Trustee has been appointed by the court.

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

         At the time of its delivery to Nations, because of Kiwi's noncompliance with lease return condition provisions and the need to deliver the aircraft quickly, the Partnership delivered the aircraft with one engine which belonged to Pegasus Aircraft Partners II, L.P., an affiliated partnership, and two engines which belonged to affiliates of the Managing General Partner. The Partnership paid those entities for their share of the rents (in the aggregate of $45,000 per month plus related reserves) while using such engines. The Partnership purchased five rebuilt engines in January 1997 from an unaffiliated third party, three of which were installed on the aircraft in March and April 1997. Additionally, the Partnership hushkitted the aircraft at a cost of approximately $1.9 million and simultaneously extended the lease to April 2002 and increased the monthly lease rate from $65,000 to $105,000 effective April 1997. During 1997, Nations incurred operating problems and struggled with adequate liquidity and capitalization requirements. Nations fell in arrears with respect to rent and maintenance reserves due and in July 1997 began making weekly payments of rent and maintenance reserves instead of monthly payments. In late July 1997, Nations stopped making weekly payments and stopped flying the aircraft shortly thereafter. Nations was unable to fund a "C" check then due and after Nations was unable to raise any additional financing, the Partnership recovered the aircraft in September 1997. At December 31, 1997, the Partnership had unfunded maintenance reserves due from Nations totaling $400,000 (which were not accrued due to the uncertainty of collectability) and had provided an allowance for bad debts of $20,000 with respect to rents earned prior to the recovery of the aircraft. In addition, the Partnership provided a write-down of $200,000 with respect to the aircraft at December 31, 1997. (See also TNT Transport International B.V., below).

         Sky Trek International Airlines, Inc. In 1997, the Partnership entered into an agreement to lease the second former Kiwi 727 aircraft to a start up airline, Sky Trek International Airlines Inc. ("Sky Trek"). The aircraft was delivered in late June 1997. The Sky Trek lease provides for rent of $95,000 per month for a term of approximately 60 months. Sky Trek provided a security deposit of $190,000 and is obligated to fund maintenance reserves, in the aggregate, at a rate of $325 per flight hour. The Partnership completed a "C" check (including replacing time-controlled parts) at a cost of approximately $1,500,000 (before the application of maintenance reserves to restore the aircraft of $888,000) and has purchased a hushkit at a cost of $1,900,000. Two of the five engines purchased in January 1997 (see Nations discussion) were installed on the aircraft and the Partnership purchased an additional engine, at a cost of $625,000 for the aircraft prior to delivery to Sky Trek. The Partnership provided a write-down of $150,000 with respect to the aircraft at December 31, 1997.

         At December 31, 1998 Sky Trek was 4.5 months in arrears to the Partnership, totaling $428,000 and $229,000, with respect to rent and maintenance reserve obligations, respectively. As a result of Sky Trek's arrearages, the Partnership placed Sky Trek on non-accrual status beginning October 1, 1998. Also, as of December 31, 1998, a write-down of $100,000 was taken to reduce the carrying value of the aircraft leased to Sky Trek to estimated realizable amounts.

         Sky Trek continues to struggle with liquidity and continues to search for a capital infusion. In December 1998, at the request of the General Partners, Sky Trek began paying its lease and maintenance reserve obligations on a weekly basis. Prior arrearages will need to be addressed in an overall recapitalization plan of Sky Trek. If Sky Trek is unsuccessful in raising additional capital, the Partnership will likely need to repossess the aircraft and search for a new lessee. There can be no assurance as to the timeliness or success of such a remarketing effort.

         TNT Transport International B.V. Lease. In November 1997, the Partnership entered into an agreement to lease the aircraft formerly leased to Nations to a European freight carrier, TNT Transport International B.V. ("TNT") for a term of four years. The lease provides for monthly rentals of $123,500 (subject to a subsequent rent reduction of approximately 10% after two years if TNT exercises an option, during the lease term, to extend the lease for an additional two years beyond the original expiration date) and airframe and landing gear reserves aggregating $85 per flight hour. TNT has contracted with a third party service provider for the maintenance of the engines. TNT has provided a $150,000 security deposit. TNT also has the right to extend the lease for an additional two years at the end of the initial lease term (if the above option is not exercised) at $95,000 per month.

         The Partnership invested approximately $3.2 million for a "C" check and cargo conversion of the aircraft (before the application of maintenance reserves to restore the aircraft of $854,000). The work was performed and the aircraft parts provided by companies affiliated with the Managing General Partner or its

President and Director. The Partnership increased its borrowing facility from $7,500,000 to $10,000,000 to finance this work. The aircraft was delivered to TNT in March 1998.

         In the third quarter of 1998, due to the conversion of this aircraft to a freighter, the Partnership wrote-off the remaining net book value of the interior, determined through a third party appraisal, which resulted in an impairment expense of $104,000.

         TNT is responsible for the first $50,000 of cost in complying with the newly issued freighter conversion AD. Costs in excess of this amount are initially paid for by TNT. At the end of the lease, TNT will be reimbursed by the Partnership for a portion of the AD compliance cost based on a formula set forth in the Partnership agreement, not to exceed $250,000. The reimbursed cost will be capitalized and amortized over 10 years on a straight line basis. The amortization will begin at the time of conversion.

         The European Commission has promulgated rules relating to aircraft noise that would ban aircraft that are modified ("hushkitted") to achieve Stage III noise compliance from European airspace after the year 2002. Such aircraft cannot be added to European fleets after April of 1999. It is unclear in what manner and if such rules will achieve full implementation.

         General. The aircraft leases are principally triple net leases. As such, during the terms of leases, the lessees are required to pay substantially all expenses associated with the aircraft and in the case of Sky Trek and TNT (and in the past, Nations and Kiwi), also fund certain maintenance expenses through hourly maintenance reserves paid monthly.

                               Significant Lessees

         The Partnership leased its aircraft to five different airlines during 1998. Revenues from airlines which accounted for greater than 10% of the Partnership's total rental revenues during 1998, 1997 and 1996 are as follows:

                                                   Percentage of Rental Revenues
                                                   -----------------------------
Airlines                                             1998      1997      1996
--------                                             ----      ----      ----

Trans World Airlines, Inc.                            52%       58%       49%
US Airways Group, Inc.                                15        16        18
Continental Airlines, Inc.                            (1)       12        14
Kiwi International Air Lines Inc.                     (1)       (1)       19
TNT Transport International B.V                       14        (1)       (1)
Sky Trek International Airlines, Inc.                 11        (1)       (1)

         (1) Represents less than 10%.

         The percentages for 1996 include revenues generated by aircraft leased to Kiwi for which an allowance for bad debts was provided.

         Revenues include rentals from aircraft leased to foreign airlines or carriers of $1,143,000 in 1998.

                          Future Minimum Rental Income

         The following is a schedule by year of future minimum rental income under the leases as of December 31, 1998 (in thousands):

              1999                                    $ 8,216
              2000                                      7,208
              2001                                      5,356
              2002                                      2,929
              2003                                      2,220
              Thereafter                                1,891
                                                      -------
              Total                                   $27,820
                                                      =======

         The Partnership operates in one industry, the leasing of used aircraft to commercial passenger and freight airlines.

         Future minimum rents include a total of $3,987, related to lessees on non-accrual status.

6.       Transactions With Affiliates

         Management Fees. The General Partners earn a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. During the years ended December 31, 1998, 1997 and 1996, the General Partners earned base management fees of $124,000, $110,000 and $93,000, respectively.

         Incentive Management Fee. The General Partners also earn a quarterly subordinated incentive management fee in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees), of which 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. During the years ended December 31, 1998, 1997 and 1996, the General Partners earned incentive management fees of $308,000, $284,000 and $221,000, respectively.

         Re-lease Fee. The General Partners earn a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is received. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. During the years ended December 31, 1998, 1997 and 1996, the General Partners earned $250,000, $221,000 and $145,000, respectively of re-lease fees.

         Beginning January 1, 1996, as part of the 1996 and 1997 class action settlement, the Administrative General Partner remits to an affiliate, all management fees as well as all 1997 and future fees and distributions received by the Administrative General Partner, for deposit into an escrow account for the benefit of the class action members.

         Accountable Expenses. The General Partners are entitled to reimbursement of certain expenses, paid on behalf of the Partnership which are incurred in connection with the administration and management of the
Partnership. The Administrative General Partner billed $12,500 in 1998 and $50,000 in 1997 and 1996, respectively, for administrative services. The decline in accountable expenses is due to the subcontracting of certain accounting services, and their cost is included in general and administrative expenses.

         Other. During 1998, 1997 and 1996, the Partnership purchased parts in connection with certain capital projects for costs totaling $1,067,616, $1,360,000 and $161,000, respectively, from a Company in which the President and Director of the Managing General Partner had an interest.

         In connection with certain capital projects, during 1998, 1997 and 1996, the Partnership paid $638,775, $1,634,000 and $56,000, respectively, to a licensed maintenance provider that is affiliated with the Managing General Partner.

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

         In April 1997, the Partnership obtained a new borrowing facility with a different lender. Under the terms of the new agreement, the Partnership was able to borrow up to $7,500,000 at an interest rate of 1% over the lender's prime rate of interest. The lender's commitment is for a term of 36 months, at which time all principal will be due. The loan is collateralized by the Partnership's interest in the MD-82 aircraft leased to TWA. During the loan term, the Partnership is required to pay interest on a monthly basis and maintain a minimum outstanding balance of $2,000,000. The Partnership used approximately $3.3 million of proceeds from this facility to retire the amounts previously outstanding and used an additional $3.9 million to finance hushkits for the two former Kiwi aircraft, one of which was leased to Nations Air Express Inc., prior to its recovery by the Partnership in September 1997, and the other of which is leased to Sky Trek International Airlines, Inc. In late 1997, the Partnership committed to lease the former Nations aircraft to TNT Express Inc., a European cargo carrier and committed to perform the cargo conversion.

         In January 1998, the lender increased the borrowing commitment from $7,500,000 to $10,000,000 and increased the interest rate from 1% to 1.25% over prime. The Partnership provided, as additional collateral, the Boeing 727-200 aircraft leased to Continental and the Boeing 727-200 aircraft leased to Sky Trek. The proceeds were used to fund the cargo conversion of the aircraft delivered to TNT. At December 31, 1998, the interest rate was 9.00%. In February 1999, the lender agreed to increase the borrowing commitment from $10 million to $14.5 million and increase the interest rate from 1.25% to 1.5% over prime, all of which is due in April 2000. (See Footnote 11, "Subsequent Event").

8.       Reconciliation to Income Tax Method of Accounting

         The following is a reconciliation of the net income as shown in the accompanying financial statements to the taxable income reported for federal income tax purposes (in thousands):

                                                      1998      1997      1996
                                                      ----      ----      ----

Net income per financial statements                 $ 1,050   $   716   $   711
Increase (decrease) resulting from:
   Depreciation                                       2,478     1,096       456
   Reserves for maintenance costs and
      write-downs                                       204       350       150
   Allowance for bad debts provided for book           (261)       20       240
   Aircraft expenditures capitalized
      for tax, net                                     --        --         514
   TBT interest income less
      TBT rental expense                             (1,200)     (932)     (742)
   Difference in basis of aircraft engine sold           (8)       24      --
   Maintenance reserves collected
      and related interest net of
      expenditures                                      215       219       492
   Deferred rental income                              --         (34)      (39)
   Other                                                 74        66       (53)
                                                    -------   -------   -------
Taxable income per federal income tax return        $ 2,552   $ 1,525   $ 1,729
                                                    =======   =======   =======

         The following is a reconciliation of the amount of the Partnership's total Partnership equity as shown in the accompanying financial statements to the tax bases of the Partnership's net assets (in thousands):

                                                   1998       1997       1996
                                                   ----       ----       ----
Total Partnership equity per financial
   statements                                    $ 14,260   $ 19,675   $ 25,423
Increase (decrease) resulting from:
   Commissions and expenses paid in
      connection with the sale of limited
      partnership units                             8,441      8,441      8,441
   Reserves for maintenance costs and
      write-downs including Continental lease
      settlement, accounted for as cost
      recovery                                      9,484      9,520      9,170
   Allowance for bad debts                           --          260        240
   Aircraft expenditures capitalized for
      tax, net                                        514        514        514
   Distributions payable to partners                1,600      1,632      1,648
   Deferred rental income                             145        282        179
   Maintenance reserves collected and used
      to restore aircraft net                       1,905      1,654       --
   Accumulated depreciation                       (16,781)   (19,491)   (20,611)
   TBT interest income less TBT rental expense     (5,132)    (3,955)    (3,023)
   Maintenance reserves payable                       350        192      1,627
   Other                                               11        (13)        58
                                                 --------   --------   --------
Tax bases of net assets                          $ 14,797   $ 18,711   $ 23,666
                                                 ========   ========   ========

9.       Litigation

         The Partnership has filed a claim in the Bankruptcy Court for unpaid rents and other damages related to the rejection by Kiwi International Airlines, Inc. ("Kiwi") of its leases for two Boeing 727-200 aircraft. Given the sale of Kiwi's operating assets as approved by the Court, it is remote that the Partnership will obtain any recovery. Based on a petition by creditors, the case has been converted to a Chapter 7 liquidation and a Trustee has been appointed by the court.

         On March 10, 1999, the Trustee appointed in Kiwi's bankruptcy proceedings made a demand for the return of payments approximating $1,276,000 to an affiliate of the Managing General Partner, the Partnership and an affiliated Partnership (see discussion herein under "Kiwi International Airlines, Inc. - Bankruptcy") on the basis that these payments were made by Kiwi in the ninety days prior to Kiwi's filing of its voluntary bankruptcy petition and were therefore preferential. The payments relate to seven aircraft, only two of which are owned by the Partnership. Management has notified the Trustee of the existence of a Stipulation and Consent Order, dated April 22, 1997, which provides for waiver and relinquishment by Kiwi of any potential preference claims it might have against the Partnership.

         The General Partners, on the advice of counsel, believe that the claim will be withdrawn.

         The parties in the Mallia lawsuit (as set forth in the Partnership's September 30, 1998 quarterly report on Form 10-Q incorporated by reference herein) have settled. Although Paine Webber could seek indemnification from the Partnership, the General Partners believe this possibility is remote.

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

11.      Subsequent Event

         In February 1999, the Partnership consummated an agreement to increase the committed amount of the loan facility from $10 million to $14.5 million and increase the interest rate from 1.25 % to 1.5% over prime. The Partnership has pledged all of its aircraft as collateral in connection with the increased loan commitment. The Partnership will utilize the additional borrowings to fund the hushkit and cargo conversion of the Boeing 727-200 advanced aircraft formerly leased to Continental, which was returned in October 1998, for delivery to Kitty Hawk Aircargo, Inc. ("Kitty Hawk"). At December 31, 1998, the interest rate was 9.00%. This loan is due in April 2000. If the Partnership is unable to renegotiate or refinance the loan, it will be forced to reduce or suspend distributions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in accountants or disagreements with accountants with respect to accounting or financial disclosure issues during 1998 or 1997.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Partnership has no officers and directors. The General Partners jointly manage and control the affairs of the Partnership and have general responsibility and authority in all matters affecting its business. Information concerning the directors and executive officers of the General Partners is as follows:

                     Pegasus Aircraft Management Corporation

      Name                         Positions Held
      ----                         --------------

Richard S. Wiley          President and Chairman of the Board
Carol L. Chase            Senior Vice President, General Counsel and Secretary
Robert M. Brown           Senior Vice President
Richard L. Funk           Senior Vice President, Technical


         Richard S. Wiley, age 45, is President and Chairman of the Board of the Managing General Partner and Pegasus Capital Corporation ("PCC"), which was formed in 1988. Prior to forming Pegasus Capital Corporation, Mr. Wiley was a Vice President of CIS Corporation ("CIS"), a wholly-owned subsidiary of Continental Information Systems Corporation ("Continental") for the period 1986 to 1988. Mr. Wiley originated aircraft transactions throughout the world and sold aircraft to third-party investors. From 1985 to 1986, Mr. Wiley worked as Treasurer of Caterpillar Capital Company in San Diego, California. From 1983 to 1985, he served as Managing General Partner and President of RAM Financial Corporation in Houston, Texas, an equipment leasing venture capital company. Prior to joining RAM, he worked for GATX Leasing Corporation as a District Manager from 1980 to 1983. Mr. Wiley received a B.S. degree from the Indiana University School of Business and an M.B.A. from the University of California, Los Angeles.

         Carol L. Chase, Esq., age 46, is a Senior Vice President, General Counsel and Secretary of the Managing General Partner and Pegasus Capital Corporation. She is responsible for providing legal counsel for all aspects of capital equipment leasing, financing and placement. Prior to joining Pegasus, from 1987 to 1988, Ms. Chase was Senior Corporate Counsel at CIS where she provided legal counsel for transactions involving aircraft and related equipment. From 1981 to 1987, Ms. Chase was legal counsel at Transamerica Airlines where she was responsible for the legal negotiation and documentation for the purchase, sale, lease and finance of aircraft and aircraft-related equipment. Ms. Chase received a B.A. degree from California State University, Hayward and a J.D. degree from the University of California, Davis. She is a member of the State Bar of California, the American Bar Association, and the American Corporate Counsel Association.

         Robert M. Brown, 40, joined PCC in 1988 and is involved in aircraft acquisition, finance and leasing. His primary responsibility is the structuring of debt transactions which accommodate the PCC trading and long-term investing activities. Previously, he served as Vice President, Aircraft Sales, and as Regional Marketing Director during the offerings of the Partnership and an affiliated partnership. Prior to joining PCC, Mr. Brown was District Manager with the Chrysler Corporation. He holds a BA degree from Dartmouth College and an MBA from the University of Washington.

         Richard L. Funk, 61, joined PCC in 1992 and is responsible for the technical aspects of aircraft marketing, including delivery and redelivery of aircraft to airlines worldwide. From 1990 to 1992, he served as a technical marketing consultant to the aviation industry and from 1987 to 1990 he was President of Avtek Industries, Inc., an aircraft, missile, and electronic components manufacturer which he founded. From 1984 to 1986 he was President and Chief Operating Officer of Standard Aero Western, Inc., a commercial airline maintenance facility. From 1979 to 1982, he was Senior Vice President of Engineering and Maintenance at World Airways, Inc. From 1963 to 1979 he held various positions with United Air Lines, Inc., including Manager of Airframe Maintenance for a period of six years.

                           Air Transport Leasing, Inc.

      Name                       Positions Held
      ----                       --------------

Gerald F. Goertz, Jr.   Chairman of the Board
Clifford B. Wattley     President and Director
Stephen R. Dyer         Vice President, Assistant Secretary and Director
Carmine Fusco           Vice President, Secretary, Treasurer and Chief Financial
                        and Accounting Officer

         Gerald F. Goertz, Jr., age 41, is Chairman of the Board of Directors of the Administrative General Partner. Mr. Goertz joined Paine Webber Incorporated in December 1990 and holds the position of Senior Vice President and Director of Specialized Investment Services. Prior to joining Paine Webber Incorporated, Mr. Goertz was associated with CG Realty Advisors and The Freeman Company. He received his Bachelor of Arts degree in Business Administration in 1979 from Vanderbilt University and his Juris Doctorate and Masters of Business Administration from Memphis State University in 1982.

         Clifford B. Wattley, age 49, is President and a Director of the Administrative General Partner. Mr. Wattley is a Corporate Vice President with Paine Webber Incorporated, having joined the firm in 1986. He also was employed previously by Paine, Webber, Jackson & Curtis from 1979 to 1980. From 1986 to 1992, Mr. Wattley participated in Paine Webber's Principal Transactions Group. Since 1992, Mr. Wattley has been a member of the Private Investment Department. He holds a Bachelor of Science degree in engineering from Columbia University and a Masters in Business Administration from Harvard University.

         Stephen R. Dyer, age 39, is Vice President, Assistant Secretary and a Director of the Administrative General Partner. He joined Paine Webber
Incorporated in June 1988 as a Divisional Vice President and is currently a Senior Vice President and Director of Private Investments. Prior to joining Paine Webber Incorporated, Mr. Dyer had been employed, since June 1987, as an Assistant Vice President in the Retail National Products Group of L.F. Rothschild & Co. Incorporated. Prior to joining L.F. Rothschild he was employed, beginning in January 1985, as an Associate in the Real Estate Department of Thomson McKinnon Securities Inc. From July 1981 to August 1983, Mr. Dyer was on the audit staff of the accounting firm of Arthur Young & Company. He received his Bachelor of Science degree in Accounting in 1981 from Boston College and a Masters of Business Administration from Indiana University in December 1984. Mr. Dyer is a Certified Public Accountant.

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

ITEM 11. EXECUTIVE COMPENSATION

         No compensation was paid by the Partnership to the officers and directors of the General Partners. See Item 13 of this Report, "Certain Relationships and Related Transactions", which is incorporated herein by reference, for a description of the compensation and fees paid to the General Partners and their affiliates by the Partnership during 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               (a) As of the date hereof, no person is known by the Partnership to be the beneficial owner of more than 5% of the Units of the Partnership. The Partnership has no directors or officers, and neither of the General Partners of the Partnership owns any Units. The Assignor Limited Partner for the Partnership, Pegasus Assignor L.P.A., Inc. (an affiliate of the Managing General Partner), owns 5 Units. Additionally, as of December 31, 1998, ATL Inc., an affiliate of the Administrative General Partner owns approximately 69,016 Units as the result of legal settlements with various limited partners.

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

               (b) The following table sets forth the number of Units beneficially owned as of March 1, 1999, by directors of the Managing General Partner and the Administrative General Partner and by all directors and officers of such corporations as a group:

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

         Following is a summary of the amounts paid, or payable, to the General Partners and their affiliates during 1998.

         Base Management Fee. The General Partners receive a quarterly subordinated fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees paid. Of this amount, 1.0% is payable to the Managing
General Partner and 0.5% is payable to the Administrative General Partner. During 1998, the General Partners earned base management fees of $124,000.

         Incentive Management Fee. The General Partners also receive a quarterly subordinated fee, in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees), of which 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. During 1998, the General Partners earned incentive management fees of $308,000.

         Re-lease Fee. The General Partners receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is received. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. During 1998 the General Partners earned re-lease fees of $250,000.

         Beginning January 1, 1996, as part of the 1996 and 1997class action settlement, the Administrative General Partner remits to an affiliate, all management fees as well as all 1997 and future fees and distributions received by the Administrative General Partner, for deposit into an escrow account for the benefit of the class action members.

         Accountable Expenses. The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. Such reimbursable expenses amounted to $12,500 during 1998, all of which was paid or is payable to the Administrative General Partner. As discussed in Note 6 to the Financial Statements, accountable expenses declined due to the subcontracting of certain accounting services, and their cost is included in general and administrative expenses.

         During 1998, the Partnership purchased parts in connection with certain capital projects for costs totaling $1,067,616 from a company in which the President and Director of the Managing General Partner had an interest. In connection with certain capital projects during 1998 the Partnership paid $638,775 to a licensed maintenance provider that is affiliated with the Managing General Partner.

         Partnership Interest. In the aggregate, the General Partners received or were entitled to receive cash distributions of $65,000 as their allocable share of distributable cash flow for 1998. In addition, $11,000 of the Partnership's net taxable income for 1998 was allocated to the General Partners.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)  The following documents are filed as part of this Report:

              1. Financial Statements: (Incorporated by reference to Item 8 of this Report, "Financial Statements and Supplementary Data").

         (b) During the fourth quarter of 1998, the Partnership did not file any reports on Form 8-K.

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

Dated: March 29, 1999

                                  Pegasus Aircraft Partners, L.P.
                                  (Registrant)

                                  By:    Air Transport Leasing, Inc.
                                         Administrative General Partner

                                  By:    /s/ CLIFFORD B. WATTLEY
                                         Clifford B. Wattley
                                         President and Director

                                  By:    /s/ CARMINE FUSCO
                                         Carmine Fusco
                                         Vice President, Secretary,
                                         Treasurer and Chief Financial
                                         and Accounting Officer

                                  By:    Pegasus Aircraft Management
                                         Corporation
                                         Managing General Partner

                                  By:    /s/ RICHARD S. WILEY
                                         Richard S. Wiley
                                         President and Chairman
                                         of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 1999.

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