Form 10-Q
period 1999-03-31
PEGASUS AIRCRAFT PARTNERS L P
filed 1999-05-14
CIK 835900

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549
(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 1999
                              --------------------------------------------------

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


                       This document consists of 17 pages.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                          QUARTER ENDED MARCH 31, 1999

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART 1   FINANCIAL INFORMATION

         Item 1.   Financial Statements (unaudited)
                   Balance Sheets-March 31, 1999 and December 31, 1998        3

                   Statements of Income for the three months ended
                   March 31, 1999 and 1998                                    4

                   Statements of Partners' Equity for the three months
                   ended March 31, 1999 and 1998                              5

                   Statements of Cash Flows for the three months ended
                   March 31, 1999 and 1998                                    6

                   Notes to Financial Statements                              7

         Item 2.   Management's Discussion and Analysis of Financial
                   Conditions and Results of Operations                      10

PART II  OTHER INFORMATION

         Item 1.   Legal Proceedings                                         15

         Item 6.   Exhibits and Reports on Form 8-K                          15

         Signature                                                           16

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  Financial Statements
         --------------------

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

             BALANCE SHEETS -- MARCH 31, 1999 AND DECEMBER 31, 1998
             ------------------------------------------------------
                                   (unaudited)

                                                       1999         1998
                                                       ----         ----
                                                (in thousands, except unit data)

                                     ASSETS
                                     ------
Cash and cash equivalents                            $    923     $  2,129
Rent and other receivables, net                           476          476
Aircraft, net (Note 2)                                 25,491       25,161
Other assets                                               16           26
                                                     --------     --------
   Total Assets                                      $ 26,906     $ 27,792
                                                     ========     ========


                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------
LIABILITIES:
   Notes payable (Note 4)                            $ 10,000     $ 10,000
   Accounts payable and accrued expenses                   68           97
   Payable to affiliates (Note 3)                         594          431
   Deferred rental income and deposits                  1,218        1,038
   Distributions payable to partners                    1,616        1,616
   Maintenance reserve payable                            476          350
                                                     --------     --------
     Total Liabilities                                 13,972       13,532
                                                     --------     --------

COMMITMENTS AND CONTINGENCIES (Notes 2, 4 and 5)

PARTNERS' EQUITY:
   General Partners                                      (666)        (653)
   Limited Partners (4,000,005 units outstanding)      13,600       14,913
                                                     --------     --------
     Total Partners' Equity                            12,934       14,260
                                                     --------     --------
       Total Liabilities and Partners' Equity        $ 26,906     $ 27,792
                                                     ========     ========








   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                              STATEMENTS OF INCOME
                              --------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
               --------------------------------------------------
                                   (unaudited)

                                                          1999           1998
                                                          ----           ----
                                                      (in thousands, except unit
                                                      data and per unit amounts)
REVENUE:
   Rentals from operating leases                       $    2,006    $    1,940
   Interest                                                    17            12
                                                       ----------    ----------
                                                            2,023         1,952
                                                       ----------    ----------
EXPENSES:
   Depreciation and amortization                            1,262         1,260
   Interest expense                                           228           208
   Management and re-lease fees (Note 3)                      163           155
   General and administrative (Note 3)                         55            45
   Direct lease                                                25            43
                                                       ----------    ----------
                                                            1,733         1,711
                                                       ----------    ----------
NET INCOME                                             $      290    $      241
                                                       ==========    ==========

NET INCOME ALLOCATED:
   To the General Partners                             $        3    $        2
   To the Limited Partners                                    287           239
                                                       ----------    ----------
                                                       $      290    $      241
                                                       ==========    ==========

NET INCOME PER LIMITED PARTNERSHIP UNIT                $      .07    $      .06
                                                       ==========    ==========

WEIGHTED AVERAGE NUMBER OF LIMITED PARTNERSHIP
UNITS OUTSTANDING                                       4,000,005     4,000,005
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

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                         STATEMENTS OF PARTNERS' EQUITY
                         ------------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
               --------------------------------------------------
                                   (unaudited)



                                                General     Limited
                                               Partners    Partners      Total
                                               --------    --------      -----
                                                        (in thousands)

Balance, January 1, 1999                       $   (653)   $ 14,913    $ 14,260

   Net income                                         3         287         290

   Distributions declared to partners               (16)     (1,600)     (1,616)
                                               --------    --------    --------

Balance, March 31, 1999                        $   (666)   $ 13,600    $ 12,934
                                               ========    ========    ========


Balance, January 1, 1998                       $   (599)   $ 20,274    $ 19,675

   Net income                                         2         239         241

   Distributions declared to partners               (16)     (1,600)     (1,616)
                                               --------    --------    --------

Balance, March 31, 1998                        $   (613)   $ 18,913    $ 18,300
                                               ========    ========    ========
















   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
               --------------------------------------------------
                                   (unaudited)

                                                             1999         1998
                                                             ----         ----
                                                               (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $   290     $   241
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                            1,262       1,260
     Change in assets and liabilities:
       Rent and other receivables                              --           (94)
       Other assets                                              10          (3)
       Accounts payable and accrued expenses                    (29)       (155)
       Payable to affiliates                                    163         (88)
       Deferred rental income and deposits                      180         124
       Maintenance reserves                                     126          35
       Accrued interest payable                                --            74
                                                            -------     -------
         Net cash provided by operating activities            2,002       1,394
                                                            -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capitalized aircraft improvement                          (1,592)     (1,567)
   Repayment of advances by lessees                            --            42
                                                            -------     -------
         Net cash used in investing activities               (1,592)     (1,525)
                                                            -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                 --         1,500
   Cash distributions paid to partners                       (1,616)     (1,632)
                                                            -------     -------
         Net cash used in financing activities               (1,616)       (132)
                                                            -------     -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                    (1,206)       (263)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              2,129       1,356
                                                            -------     -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $   923     $ 1,093
                                                            =======     =======

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
   Interest paid                                            $   225     $   134
                                                            =======     =======





   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                 MARCH 31, 1999
                                 --------------
                                   (unaudited)

1.       General

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partners, all adjustments necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1998. (Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.)

         New Accounting Pronouncement: In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Partnership). FAS 133 relates to the reporting of all derivative instruments, and as the Partnership has not and does not anticipate dealing in derivatives or in hedging activities, this pronouncement is not expected to impact the Partnership's earnings or Statement of financial position.

2.       Aircraft

         The Partnership's net investment in aircraft as of March 31, 1999 and December 31, 1998 consisted of the following (in thousands):

                                                            1999        1998
                                                            ----        ----

Aircraft on operating leases, at cost                     $ 75,952    $ 75,902
Less:    Accumulated depreciation                          (45,241)    (43,979)
         Write-downs                                        (4,799)     (4,799)
         Net lease settlement proceeds accounted for as
           cost recovery                                    (3,673)     (3,673)
         Provision for maintenance cost                       (178)       (178)
                                                          --------    --------
                                                          $ 22,061    $ 23,273
                                                          --------    --------

Aircraft held for lease, at cost                             9,793       8,251
Less:    Accumulated depreciation                           (5,529)     (5,529)
         Write-downs                                          (834)       (834)
                                                          --------    --------
                                                             3,430       1,888
                                                          --------    --------
         Aircraft, net                                    $ 25,491    $ 25,161
                                                          ========    ========

         Kitty Hawk Aircargo, Inc. The Partnership has a lease agreement with Kitty Hawk Aircargo, Inc. ("Kitty Hawk") for the lease of the Boeing 727-200 Advanced aircraft formerly leased to Continental that was returned in October 1998. Kitty Hawk is a Dallas, Texas based operator of more than 100 freighter aircraft. The lease requires the Partnership to hushkit and convert the aircraft to a freighter at an estimated cost of $4.3 million. The lease agreement provides for 84 months rent at $117,800 per month. Kitty Hawk provided an initial security deposit of $56,000 during 1998, and increased the deposit to $236,000 in February 1999. The conversion work is being performed and the delivery of the aircraft is anticipated in June, 1999.

         Sky Trek International Airlines, Inc. In 1997, the Partnership entered into an agreement to lease a Boeing 727 aircraft to a start up charter airline, Sky Trek International Airlines Inc. ("Sky Trek"). The aircraft was delivered in late June 1997. The Sky Trek lease provides for rent of $95,000 per month for a term of approximately 60 months. Sky Trek provided a security deposit of $190,000 and is obligated to fund maintenance reserves, in the aggregate, at a rate of $325 per flight hour.

         Due to arrearages in rent and maintenance reserve payments, Sky Trek was placed on non-accrual status beginning October 1, 1998. Sky Trek continues to struggle with liquidity and continues to search for a capital infusion. In December 1998, at the request of the General Partners, Sky Trek began paying its lease and maintenance reserve obligations on a weekly basis, although three weekly rent payments were missed during the first quarter of 1999. Arrearages of $475,000 with respect to rent and $247,000 with respect to maintenance reserves, at March 31, 1999, will need to be addressed in an overall recapitalization plan of Sky Trek. If Sky Trek is unsuccessful in raising additional capital, the Partnership will likely need to repossess the aircraft and search for a new lessee. There can be no assurance as to the timeliness or success of such a remarketing effort and the cost of preparing the aircraft for a new lessee.

3.       Transactions With Affiliates

         Base Management Fees: The General Partners are entitled to receive a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees paid. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. The General Partners earned $30,000 of base management fees during the three months ended March 31, 1999.

         Incentive Management Fees: The General Partners also are entitled to receive a quarterly subordinated incentive management fee in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees). Of this amount, 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. The General Partners earned $73,000 of incentive management fees during the three months ended March 31, 1999.

         Re-lease Fees: The General Partners are entitled to receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is made. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. The General Partners earned $60,000 of re-lease fees during the three months ended March 31, 1999.

         All of the above fees are subordinated to the limited partners receiving an 8% annual non-cumulative return based upon original contributed capital (as adjusted per the Partnership agreement).

         Accountable General and Administrative Expenses: The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. There were no reimbursable expenses, during the three months ended March 31, 1999, payable to the Administrative General Partner.

         During the quarter ended March 31, 1999, the Partnership paid $37,000 for aircraft parts to a company which is owned by the President and Director of the Managing General Partner and two of its former officers and directors.

4.       Notes Payable

         During 1999, the Partnership reached an agreement with the lender to increase the committed amount of the loan facility from $10 million to $14.5 million and increase the interest rate from 1.25 % to 1.5% over prime. On April 20, 1999, the Partnership received $2.5 million of the increased commitment amount. The Partnership will be entitled to borrow the remaining $2 million on the loan following the discharge of liens which exist against one engine on the Boeing 747 aircraft. The Partnership has provided a mortgage to the bank relative to certain aircraft and has guaranteed the repayment of the indebtedness. The Partnership will utilize the additional borrowings to fund the hushkit and cargo conversions of the Boeing 727-200 advanced aircraft scheduled for delivery to Kitty Hawk. At March 31, 1999, the interest rate was 9.00%. This loan is due in April 2000. If the Partnership is unable to renegotiate or refinance the loan before April 2000, it will be forced to reduce or suspend distributions.

5.       Litigation

         On  March  10,  1999,  the  Trustee   appointed  in  Kiwi's  bankruptcy
proceedings made a demand for the return of certain payments approximating $1,276,000 to an affiliate of the Managing General Partner, the Partnership and an affiliated Partnership on the basis that these payments were made by Kiwi in the ninety days prior to Kiwi's filing of its voluntary bankruptcy petition and were therefore preferential. The payments relate to seven aircraft, only two of which are owned by the Partnership. Management notified the Trustee of the existence of a Stipulation and Consent Order, dated April 22, 1997, which provides for, amongst other items, a waiver and relinquishment by Kiwi of any potential preference claims it might have against the Partnership. On April 8, 1999, the claim was withdrawn.


ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

         This report may contain, in addition to historical information, forward-looking statements that involve risks and other uncertainties. The Partnership's actual results may differ materially from those anticipated in these forward-looking statements. Factors that might cause such a difference include those discussed below, as well as general economic and business conditions, competition and other factors discussed elsewhere in this report. The Partnership undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

Liquidity and Capital Resources
-------------------------------

         The Partnership owns and manages a diversified portfolio of leased commercial aircraft and makes quarterly distributions to the partners of net cash flow generated by operations. In certain situations, the Partnership may retain cash flow from operations to finance authorized capital expenditures.

         The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, highly liquid investments or a fund that invests in such instruments. At March 31, 1999, the Partnership's unrestricted cash and cash equivalents of $923,000 was primarily invested in such a fund. This amount was $1,206,000 less than the Partnership's unrestricted cash and cash equivalents at December 31, 1998 of $2,129,000. This decrease in unrestricted cash was attributable to the amount by which cash distributions to partners and capitalized aircraft improvements exceeded cash generated by operating activities during the three months ended March 31, 1999.

         TWA reported another annual loss for the year ending December 31, 1998. Although TWA had a cash position of $252 million at December 31, 1998 and announced that its loss in the first quarter of 1999 was its smallest in ten years, given TWA's historical financial difficulties, the continuing loss is of concern. A default or deferral of lease payments on the part of TWA, (or by Sky Trek, discussed below) or any other lessee, may affect quarterly distributions. TWA accounted for 55% of the Partnership's lease revenue in the first quarter of 1999.

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

         Other assets decreased by $10,000 from $26,000 at December 31, 1998 to $16,000 at March 31, 1999, due to a decrease in prepaid expenses.

         Deferred rental income and deposits increased $180,000 from $1,038,000 at December 31, 1998 to $1,218,000 at March 31, 1999, due to the receipt in February, of an additional deposit from Kitty Hawk Aircargo, Inc. ("Kitty Hawk"), as discussed in Note 2.

         Payable to affiliates increased by $163,000, from $431,000 at December 31, 1998 to $594,000 at March 31, 1999, due to the additional management fees that have been accrued but not yet paid.

         During the three months ended March 31, 1999 the Partnership paid cash distributions pertaining to the fourth quarter of 1998. The quarterly distribution represented an annualized rate equal to 8% of contributed capital ($.40 per Unit). The amount of each distribution will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position. A similar distribution for the first quarter of 1999 was paid on April 27, 1999.

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes, approximately 82% of the cash distributions declared for the quarter ended March 31, 1999, constituted a return of capital. Also, based on the amount of net income reported by the Partnership for accounting purposes, approximately 73% of the cash distributions paid to the partners from inception of the Partnership through March 31, 1999 constituted a return of capital. However, the total actual return on capital over the Partnership's life can only be determined at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized.

         During 1999, the Partnership reached an agreement with the lender to increase the committed amount of the loan facility from $10 million to $14.5 million and increase in the interest rate from 1.25% to 1.5% over prime. On April 20, 1999, the Partnership received $2.5 million of the increased commitment amount. The Partnership will be entitled to borrow the remaining $2 million of the loan following the discharge of liens which exist against one engine on the Boeing 747 aircraft. The Partnership has provided a mortgage to the bank relative to certain aircraft and has guaranteed the repayment of the indebtedness. The Partnership will utilize the additional borrowings to fund the hushkit and cargo conversion of the Boeing 727-200 advanced aircraft scheduled for delivery to Kitty Hawk. At March 31, 1999, the interest rate was 9.00%. This loan is due in April 2000. If the Partnership is unable to renegotiate or refinance the loan before April 2000, it will be forced to reduce or suspend distributions.

         With the exception of the Boeing 727-200 advanced aircraft being prepared for lease to Kitty Hawk, all of the Partnership's assets are subject to leases with remaining terms of at least 15 months. Kitty Hawk is a Dallas, Texas based operator of more than 100 freighter aircraft. The Kitty Hawk lease requires the Partnership to hushkit and convert the aircraft to a freighter at an estimated cost of $4.3 million. The lease agreement provides for 84 months rent at $117,800 per month. Kitty Hawk has provided a security deposit of $236,000.

         During the quarter ended March 31, 1999, the Partnership invested approximately $1.5 million with respect to the hushkit and cargo conversion of the Boeing 727-200 advanced aircraft.

         The Limited Partnership Agreement permits the Partnership to borrow up to 35% (or $28,000,000) of the original offering proceeds for improvements, enhancement or maintenance of aircraft. The Partnership has drawn $10 million under its borrowing facility and the principal balance at March 31, 1999 is $10 million. An additional $2.5 million was drawn in April, 1999. The Partnership will be entitled to receive the remaining $2 million on the loan following the discharge of liens which exist against one engine on the Boeing 747 aircraft, as discussed above. Any additional borrowings will only be made if the General Partners believe such borrowings will be in the best interests of the Partnership and may enhance or protect portfolio value.

Litigation
----------

         See Note 5 "Litigation" for an update on certain legal proceedings.

Results of Operations
---------------------

         The Partnership's net income was $290,000 for the three months ended March 31, 1999 ("1999 Quarter") as compared to $241,000 for the quarter ended March 31, 1998 ("1998 Quarter"). Net income per limited partnership unit also increased to $.07 for the 1999 Quarter from $.06 per Unit for the 1998 Quarter.

         The increase in the Partnership's net income for the 1999 Quarter resulted primarily from an increase in rental revenue, and a decrease in operating expenses, partially offset by increases in interest and general and administrative expenses, as discussed below.

         Rental revenue increased $66,000, or 3%, for the 1999 Quarter, due primarily to the rents recognized with respect to the TNT aircraft (off-lease for the majority of the 1998 Quarter). The increase was partially offset by the absence of rental revenue from the Boeing 727-200 advanced aircraft formerly leased to Continental, which was returned to the Partnership on October 18, 1998, and is undergoing a hushkit and cargo conversion for ultimate delivery to Kitty Hawk, as discussed in Note 2 to the financial statements. Also offsetting the increase in TNT revenues, was a decrease in rental revenue with respect to the Sky Trek aircraft, which was placed on non-accrual status beginning in the third quarter of 1998.

         Interest income for the 1999 Quarter increased by $5,000, or 42%, in comparison to the 1998 Quarter. The increase was primarily attributable to the higher cash balance maintained during the first quarter of 1999 on which interest was earned.

         Management and re-lease fees payable to the General Partners for the 1999 Quarter increased $8,000, or 5%, in comparison to the 1998 Quarter, which was attributable to higher rental revenue in the 1999 Quarter, which serves as the basis for certain fees.

         General and administrative expense increased by $10,000, or 22%, in the 1999 Quarter, as compared to the 1998 Quarter, primarily due to an increase in outside audit and consulting fees, partially offset by a decrease in transfer agent fees, as well as a decrease in accountable expenses as a result of the subcontracting of certain accounting services.

         Interest expense increased by $20,000, or 10%, in the 1999 Quarter as compared to the 1998 Quarter, due to an increase in borrowings to fund capitalized aircraft improvements.

         Direct lease expenses decreased by $18,000, or 42%, due principally to a decrease in aircraft maintenance expense.

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

         A possible scenario would be that a number of lessees are unable to operate and generate revenues and as a result unable to make lease payments. The Partnership is unable to estimate the likelihood or the magnitude of the resulting lost revenue at this time. Should this occur, the Partnership would attempt to repossess aircraft from non-compliant lessees and place the aircraft with compliant lessees. No assurances can be given that the Partnership would be able to re-lease such aircraft at favorable terms or at all. If a significant number of aircraft could not be re-leased at favorable terms or at all, or their re-lease is delayed, the Partnership's business, financial condition and results of operations would be adversely affected.

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 1.  Legal Proceedings
         -----------------

         On  March  10,  1999,  the  Trustee   appointed  in  Kiwi's  bankruptcy
proceedings made a demand for the return of certain payments approximating $1,276,000 to an affiliate of the Managing General Partner, the Partnership and an affiliated Partnership on the basis that these payments were made by Kiwi in the ninety days prior to Kiwi's filing of its voluntary bankruptcy petition and were therefore preferential. The payments relate to seven aircraft, only two of which are owned by the Partnership. Management notified the Trustee of the existence of a Stipulation and Consent Order, dated April 22, 1997, which provides for, amongst other items, a waiver and relinquishment by Kiwi of any potential preference claims it might have against the Partnership. On April 8, 1999, the claim was withdrawn.

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits and reports to be filed: none

              27. Financial Data Schedule (in electronic format only).

         (b) The Partnership did not file any reports on Form 8-K during the first quarter of the fiscal year ending December 31, 1999.

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

                                 Pegasus Aircraft Partners, L.P.
                                 (Registrant)

                                 By:    Air Transport Leasing, Inc.
                                        Administrative General Partner

Date:  May 12, 1999              By:    /s/ CARMINE FUSCO
                                        -----------------
                                        Carmine Fusco
                                        Vice President, Secretary, Treasurer and
                                        Chief Financial and Accounting Officer