Form 10-Q
period 1999-06-30
PEGASUS AIRCRAFT PARTNERS L P
filed 1999-08-13
CIK 835900

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549
(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 1999
                              --------------------------------------------------

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


                       This document consists of 18 pages.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                   QUARTER AND SIX MONTHS ENDED JUNE 30, 1999

                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----
  PART I.  FINANCIAL INFORMATION

           Item 1.    Financial Statements (unaudited)

                      Balance Sheets - June 30, 1999 and December 31, 1998    3

                      Statements of Income for the three months
                      ended June 30, 1999 and 1998                            4

                      Statements of Income for the six months
                      ended June 30, 1999 and 1998                            5

                      Statements of Partners' Equity for the six
                      months ended June 30, 1999 and 1998                     6

                      Statements of Cash Flows for the six
                      months ended June 30, 1999 and 1998                     7

                      Notes to Financial Statements                           8

           Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                    11


  PART II. OTHER INFORMATION

           Item 1.    Legal Proceedings                                      16

           Item 6.    Exhibits and Reports on Form 8-K                       16

           Signature                                                         17

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  Financial Statements
         --------------------

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

              BALANCE SHEETS -- JUNE 30, 1999 AND DECEMBER 31, 1998
              -----------------------------------------------------
                                   (unaudited)

                                                       1999         1998
                                                       ----         ----
                                                 (in thousands except unit data)

                                     ASSETS
                                     ------
Cash and cash equivalents                            $  3,232     $  2,129
Rent and other receivables, net                           476          476
Aircraft, net (Note 2)                                 26,045       25,161
Other assets                                               17           26
                                                     --------     --------
     Total Assets                                    $ 29,770     $ 27,792
                                                     ========     ========

                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------

LIABILITIES:

  Accounts payable and accrued expenses              $     73     $     97
  Accrued interest payable                                 89         --
  Maintenance reserve payable                             555          350
  Payable to affiliates (Note 3)                          608          431
  Deferred rental income and deposits                   1,218        1,038
  Distributions payable to partners                     1,616        1,616
  Notes payable (Note 4)                               14,000       10,000
                                                     --------     --------
     Total Liabilities                                 18,159       13,532
                                                     --------     --------

COMMITMENTS AND CONTINGENCIES (Notes 2 and 4)

PARTNERS' EQUITY:

  General Partners                                       (679)        (653)
  Limited Partners (4,000,005 units issued and
    outstanding)                                       12,290       14,913
                                                     --------     --------

     Total Partners' Equity                            11,611       14,260
                                                     --------     --------

        Total Liabilities and Partners' Equity       $ 29,770     $ 27,792
                                                     ========     ========






   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                              STATEMENTS OF INCOME
                              --------------------

                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                -------------------------------------------------
                                   (unaudited)

                                                         1999           1998
                                                         ----           ----
                                                      (in thousands except unit
                                                      data and per unit amounts)

REVENUE:
   Rentals from operating leases                      $    2,055    $    2,279
   Interest and other                                         15            16
                                                      ----------    ----------
                                                           2,070         2,295
                                                      ----------    ----------


EXPENSES:
   Depreciation and amortization                           1,261         1,376
   Management and re-lease fees (Note 3)                     165           187
   General and administrative                                 46            77
   Interest expense                                          283           231
   Direct lease                                               22            16
                                                      ----------    ----------
                                                           1,777         1,887
                                                      ----------    ----------

NET INCOME                                            $      293    $      408
                                                      ==========    ==========

NET INCOME ALLOCATED:
   To the General Partners                            $        3    $        4
   To the Limited Partners                                   290           404
                                                      ----------    ----------
                                                      $      293    $      408
                                                      ==========    ==========

NET INCOME PER LIMITED PARTNERSHIP UNIT               $      .07    $      .10
                                                      ==========    ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
   PARTNERSHIP UNITS ISSUED AND OUTSTANDING            4,000,005     4,000,005
                                                      ==========    ==========










   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                              STATEMENTS OF INCOME
                              --------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                 -----------------------------------------------
                                   (unaudited)


                                                         1999          1998
                                                         ----          ----
                                                     (in thousands except unit
                                                     data and per unit amounts)

REVENUE:
   Rentals from operating leases                     $    4,061     $    4,220
   Interest and other                                        32             28
                                                     ----------     ----------
                                                          4,093          4,248
                                                     ----------     ----------

EXPENSES:
   Depreciation and amortization                          2,523          2,629
   Management and re-lease fees (Note 3)                    328            343
   General and administrative                               101            122
   Interest expense                                         511            437
   Direct lease                                              47             60
                                                     ----------     ----------
                                                          3,510          3,591
                                                     ----------     ----------

NET INCOME                                           $      583     $      657
                                                     ==========     ==========

NET INCOME ALLOCATED:
   To the General Partners                           $        6     $        7
   To the Limited Partners                                  577            650
                                                     ----------     ----------
                                                     $      583     $      657
                                                     ==========     ==========

NET INCOME PER LIMITED PARTNERSHIP UNIT              $      .14     $      .16
                                                     ==========     ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
    PARTNERSHIP UNITS ISSUED AND
    OUTSTANDING                                       4,000,005      4,000,005
                                                     ==========     ==========










   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                         STATEMENTS OF PARTNERS' EQUITY
                         ------------------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                 -----------------------------------------------
                                   (unaudited)



                                                  General    Limited
                                                 Partners   Partners     Total
                                                 --------   --------     -----
                                                         (in thousands)

Balance, January 1, 1999                         $   (653)  $ 14,913   $ 14,260

      Net income                                        6        577        583

      Distributions declared to partners              (32)    (3,200)    (3,232)
                                                 --------   --------   --------

Balance, June 30, 1999                           $   (679)  $ 12,290   $ 11,611
                                                 ========   ========   ========



Balance, January 1, 1998                         $   (599)  $ 20,274   $ 19,675

    Net income                                          7        650        657

    Distributions declared to partners                (32)    (3,200)    (3,232)
                                                 --------   --------   --------

Balance, June 30, 1998                           $   (624)  $ 17,724   $ 17,100
                                                 ========   ========   ========

















   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                 -----------------------------------------------
                                   (unaudited)

                                                                1999      1998
                                                                ----      ----
                                                                (in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income                                                 $   583   $   657
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                              2,523     2,629
     Change in assets and liabilities:
       Rent and other receivables                                --         (87)
       Other assets                                                 9       (15)
       Accounts payable and accrued expenses                      (24)     (129)
       Payable to affiliates                                      177       (67)
       Accrued interest payable                                    89        81
       Deferred rental income and deposits                        180      --
       Maintenance reserves                                       205        53
                                                              -------   -------
         Net cash provided by operating activities              3,742     3,122
                                                              -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capitalized aircraft improvements                           (3,407)   (1,791)
   Repayment of advances by lessees                              --          84
                                                              -------   -------
         Net cash used in investing activities                 (3,407)   (1,707)
                                                              -------   -------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions paid to partners                         (3,232)   (3,248)
   Proceeds from notes payable                                  4,000     2,729
                                                              -------   -------
         Net cash provided by (used in) financing activities      768      (519)
                                                              -------   -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       1,103       896

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                          2,129     1,356
                                                              -------   -------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                              $ 3,232   $ 2,252
                                                              =======   =======

SUPPLEMENTAL CASH FLOW INFORMATION:

   Interest paid                                              $   415   $   350
                                                              =======   =======


   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                  JUNE 30, 1999
                                  -------------
                                   (unaudited)
1.       General

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partners, all adjustments necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1998. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

         New Accounting Pronouncement: In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Partnership). FAS 133 relates to the reporting of all derivative instruments, and as the Partnership has not and does not anticipate dealing in derivatives or in hedging activities, this pronouncement is not expected to impact the Partnership's earnings or financial position.

2.       Aircraft

         The Partnership's net investment in aircraft as of June 30, 1999 and December 31, 1998 consisted of the following (in thousands):

                                                             1999        1998
                                                             ----        ----

Aircraft on operating leases, at cost                      $ 75,952    $ 75,902
Less:    Accumulated depreciation                           (46,502)    (43,979)
         Write-downs                                         (4,799)     (4,799)
         Net Lease Settlement proceeds accounted for as
           cost recovery                                     (3,673)     (3,673)
         Provision for maintenance cost                        (178)       (178)
                                                           --------    --------
                                                           $ 20,800    $ 23,273
                                                           --------    --------

Aircraft held for lease, at cost *                           11,608    $  8,251
Less:    Accumulated depreciation                            (5,529)     (5,529)
         Write-downs                                           (834)       (834)
                                                           --------    --------
                                                              5,245       1,888
                                                           --------    --------
         Aircraft, net                                     $ 26,045    $ 25,161
                                                           ========    ========


* This aircraft is scheduled to be delivered to Kitty Hawk Air Cargo, Inc. ("Kitty Hawk") during the 3rd quarter of 1999.

         Kitty Hawk Aircargo, Inc. The Partnership has a lease agreement with Kitty Hawk for the lease of the Boeing 727-200 Advanced aircraft formerly leased to Continental that was returned in October 1998. Kitty Hawk is a Dallas, Texas based operator of more than 100 freighter aircraft. The lease requires the Partnership to hushkit and convert the aircraft to a freighter at an estimated cost of $4.3 million. During the six months ended June 30, 1999, the Partnership invested approximately $3.4 million with respect to the hushkit and cargo conversion. The lease agreement provides for 84 months rent at $117,800 per month. Kitty Hawk provided an initial security deposit of $56,000 during 1998, and increased the deposit to $236,000 in February 1999. The aircraft is scheduled to be delivered to Kitty Hawk during the third quarter of 1999 at which time lease payments will commence. Two of the aircraft's JT8D-9A engines require repairs and have been sent to a repair shop. The Partnership will rent two engines in the interim period, from an affiliate of the Managing General Partner, at a rate of $21,000 per month, per engine.

         Sky Trek International Airlines, Inc. Due to arrearages in rent and maintenance reserve payments, Sky Trek was placed on non-accrual status beginning October 1, 1998. For the period January 1 through June 30, 1999, Sky Trek has paid all but $47,500 in rent and $123,000 in maintenance reserve payments. Total arrearages of $475,000 with respect to rent and $353,000 with respect to maintenance reserves remain outstanding, but only $190,000 has been accrued and is included in rent and other receivables on the balance sheet.

3.       Transactions With Affiliates

         Base Management Fees: The General Partners are entitled to receive a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees paid. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. The General Partners earned a total of $31,000 and $61,000 of base management fees during the quarter and six months ended June 30, 1999, respectively.

         Incentive Management Fees: The General Partners also are entitled to receive a quarterly subordinated incentive management fee in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees). Of this amount, 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. The General Partners earned a total of $73,000 and $146,000 of incentive management fees during the quarter and six months ended June 30, 1999, respectively.

         Re-lease Fees: The General Partners are entitled to receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is made. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. The General Partners earned a total of $61,000 and $121,000 of re-lease fees during the quarter and six months ended June 30, 1999, respectively.

         All of the above fees are subordinated to the limited partners receiving an 8% annual non-cumulative return based upon original contributed capital.

         Accountable General and Administrative Expenses: The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. There were no reimbursable expenses, during the three and six months ended June 30, 1999, payable to the Administrative General Partner.

         During the six months ended June 30, 1999 the Partnership paid $26,000 to a maintenance facility that is affiliated with the Managing General Partner. Additionally, the Partnership paid $564,000 for aircraft parts to a company which is owned by the President and Director of the Managing General Partner and two of its former officers and directors.

4.       Notes Payable

         During 1999, the Partnership reached an agreement with the lender to increase the committed amount of the loan facility from $10 million to $14.5 million and increase the interest rate from 1.25% to 1.5% over prime. On April 20, 1999, the Partnership received $2.5 million of the increased commitment amount and an additional $1.5 million was received on June 30, 1999 for a total outstanding balance of $14.0 million. The Partnership has provided a mortgage to the bank relative to certain aircraft and has guaranteed the repayment of the indebtedness. The Partnership has utilized the additional borrowings to fund the hushkit and cargo conversions of the Boeing 727-200 advanced aircraft to be delivered to Kitty Hawk during the third quarter of 1999. At June 30, 1999, the interest rate was 9.50%. This loan is due in April 2000. The Partnership is searching for a replacement lender and believes it will be able to find one.
However, if the Partnership were unable to renegotiate or refinance the loan before April 2000, it may need to reduce or suspend future distributions.

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

         The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, highly liquid investments or a fund that invests in such instruments. At June 30, 1999, the Partnership's unrestricted cash and cash equivalents of $3,232,000 was primarily invested in such a fund. This amount was $1,103,000 more than the Partnership's unrestricted cash and cash equivalents at December 31, 1998 of $2,129,000. This increase in unrestricted cash was attributable to the amount by which cash generated by operating activities, proceeds from notes payable, and the unapplied maintenance reserves, exceeded cash distributions to partners and capitalized aircraft improvements, during the six months ended June 30, 1999.

         TWA announced a wider than anticipated loss in the second quarter of 1999. While TWA has recently announced new labor agreements and has dramatically improved its service and upgraded its fleet, TWA's ongoing financial losses are of concern. A default or deferral of lease payments on the part of TWA, or by Sky Trek or any other lessee, may affect quarterly distributions. TWA accounted for 54% of the Partnership's lease revenue in the first six months of 1999.

         Other assets decreased by $9,000 from $26,000 at December 31, 1998 to $17,000 at June 30, 1999, due to a decrease in prepaid expenses.

         Deferred rental income and deposits increased $180,000 from $1,038,000 at December 31, 1998 to $1,218,000 at June 30, 1999, due to the receipt in February, of an additional deposit from Kitty Hawk Aircargo, Inc. ("Kitty Hawk"), as discussed in Note 2.

         Payable to affiliates increased by $177,000, from $431,000 at December 31, 1998 to $608,000 at June 30, 1999, due to additional management fees that have been accrued but not yet paid.

         During the six months ended June 30, 1999 the Partnership paid cash distributions pertaining to the first quarter of 1999 and the last quarter of 1998. The quarterly distributions represented an annualized rate equal to 8% of contributed capital ($.40 per Unit). The amount of each distribution will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position. The distribution for the second quarter of 1999 was paid in July, 1999 at an annualized rate of 8% of contributed capital ($.40 per Unit).

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes, approximately 82% of the cash distributions declared for the quarter ended June 30, 1999, constituted a return of capital. Also, based on the amount of net income reported by the Partnership for accounting purposes, approximately 73% of the cash distributions paid to the partners from inception of the Partnership through June 30, 1999 constituted a return of capital. However, the total actual return on capital over the Partnership's life can only be determined at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized.

         During 1999, the Partnership reached an agreement with the lender to increase the committed amount of the loan facility from $10 million to $14.5 million and increase the interest rate from 1.25% to 1.5% over prime. On April 20, 1999, the Partnership received $2.5 million of the increased commitment amount and an additional $1.5 million was received on June 30, 1999 for a total outstanding balance of $14.0 million. The Partnership has provided a mortgage to the bank relative to certain aircraft and has guaranteed the repayment of the indebtedness. The Partnership has utilized the additional borrowings to fund the hushkit and cargo conversions of the Boeing 727-200 advanced aircraft delivered to Kitty Hawk during the third quarter of 1999. At June 30, 1999, the interest rate was 9.50%. This loan is due in April 2000. The Partnership is searching for a replacement lender and believes it will be able to find one. However, if the Partnership were unable to renegotiate or refinance the loan before April 2000, it may need to reduce or suspend future distributions.

         The Partnership's aircraft are subject to leases with remaining terms of at least 12 months.

         During the six months ended June 30, 1999, the Partnership invested approximately $3,357,000 with respect to the hushkit and cargo conversion of the Boeing 727-200 advanced aircraft to be leased to Kitty Hawk. The conversion was ongoing at June 30, 1999 and will require additional investment. An additional $50,000 was invested with respect to other aircraft.

         The Limited Partnership Agreement permits the Partnership to borrow up to 35% (or $28,000,000) of the original offering proceeds for improvements, enhancement or maintenance of aircraft. The Partnership has drawn $14 million under its borrowing facility and the principal balance at June 30, 1999 is $14 million. Any additional borrowings will only be made if the General Partners believe such borrowings will be in the best interests of the Partnership and may enhance or protect portfolio value.

Litigation
----------

         None.

Results of Operations
---------------------

         The Partnership's net income was $583,000 for the six months ended June 30, 1999 (the "1999 Period") and $293,000 for the quarter ended June 30, 1999 (the "1999 Quarter") as compared to $657,000 for the six months ended June 30, 1998 (the "1998 Period") and $408,000 for the quarter ended June 30, 1998 (the "1998 Quarter").

         The decrease in the Partnership's net income for the 1999 Period resulted primarily from a decrease in rental revenue and an increase in interest expense relating to increased borrowings to finance capitalized aircraft improvements made in 1998 and 1999. This decrease was partially offset by decreases in depreciation and general and administrative expenses, as discussed below.

         Rental revenue decreased $159,000 and $224,000, or 4% and 10%, respectively, for the 1999 Period and 1999 Quarter, due primarily to the absence of rental revenue from the Boeing 727-200 advanced aircraft formerly leased to Continental, which was returned to the Partnership on October 18, 1998, and underwent a hushkit and cargo conversion for ultimate delivery to Kitty Hawk, as discussed in Note 2 to the financial statements. Contributing to the decrease was a slight decrease in rental revenue with respect to the Sky Trek aircraft, which was placed on non-accrual status beginning in the third quarter of 1998. Partially offsetting the decrease was an increase in revenues with respect to the TNT aircraft (off-lease for the majority of the first half of the 1998 period).

         Interest and other income for the 1999 Period increased by $4,000 or 14%, in comparison to the 1998 Period. The increase was primarily attributable to the higher cash balance maintained during the 1999 period on which interest was earned.

         Management and re-lease fees payable to the General Partners for the 1999 Period and 1999 Quarter decreased $15,000 and $22,000, or 4% and 12%, respectively, in comparison to the 1998 Period and 1998 Quarter, which was attributable to lower rental revenue in the 1999 Period and Quarter, which serves as the basis for certain fees.

         General and administrative expense decreased by $21,000 and $31,000 or 17% and 40%, respectively, in the 1999 Period and the 1999 Quarter, as compared to the 1998 Period and 1998 Quarter, which was primarily due to decreases in outside audit and transfer agent fees, partially offset by an increase in consulting fees.

         Interest expense increased by $74,000 and $52,000, or 17% and 23%, respectively, in the 1999 Period and 1999 Quarter, as compared to the 1998 Period and 1998 Quarter, due to an increase in borrowings to fund capitalized aircraft improvements.

         Direct lease expenses decreased by $13,000 or 22% during the 1999 Period, due principally to a decrease in aircraft maintenance expense, partially offset by an increase in insurance expense.

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

         While the Partnership expects to have no interruption of its operations as a result of internal IT and non-IT systems, uncertainties remain about the affect of third party critical dependencies who are not Year 2000 compliant.

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

         None.


ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits and reports to be filed: none

             27. Financial Data Schedule (in electronic format only).


         (b) The Partnership did not file any reports on Form 8-K during the second quarter of the fiscal year ending December 31, 1999.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Pegasus Aircraft Partners, L.P.

                                  (Registrant)


                                  By:  Air Transport Leasing, Inc.

                                       Administrative General Partner

Date:  August 11, 1999            By:  /s/ CARMINE FUSCO
                                       -----------------
                                       Carmine Fusco
                                       Vice President, Secretary, Treasurer and
                                       Chief Financial and Accounting Officer