Form 10-Q
period 1999-09-30
PEGASUS AIRCRAFT PARTNERS L P
filed 1999-11-12
CIK 835900

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549
(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1999
                              --------------------------------------------------

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


                       This document consists of 18 pages.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999



                                TABLE OF CONTENTS
                                -----------------



                                                                            Page
                                                                            ----
  PART I.  FINANCIAL INFORMATION

           Item 1. Financial Statements (unaudited)

                   Balance Sheets - September 30, 1999 and December 31, 1998   3

                   Statements of Income for the three months
                   ended September 30, 1999 and 1998                           4

                   Statements of Income for the nine months
                   ended September 30, 1999 and 1998                           5

                   Statements of Partners' Equity for the nine
                   months ended September 30, 1999 and 1998                    6

                   Statements of Cash Flows for the nine
                   months ended September 30, 1999 and 1998                    7

                   Notes to Financial Statements                               8

           Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        11


  PART II. OTHER INFORMATION


           Item 6. Exhibits and Reports on Form 8-K                           16

           Signature                                                          17

                          PART I. FINANCIAL INFORMATION
                          -----------------------------


Item 1.    Financial Statements
           --------------------

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

           BALANCE SHEETS -- SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
           ----------------------------------------------------------
                                   (unaudited)


                                                        1999         1998
                                                        ----         ----
                                                 (in thousands except unit data)

                                     ASSETS
                                     ------
Cash and cash equivalents                             $  2,275     $  2,129
Rent and other receivables, net                            533          476
Aircraft, net (Note 2)                                  25,442       25,161
Other assets                                                 7           26
                                                      --------     --------
     Total Assets                                     $ 28,257     $ 27,792
                                                      ========     ========

                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------

LIABILITIES:
  Accounts payable and accrued expenses               $     74     $     97
  Accrued interest payable                                 114         --
  Maintenance reserves payable                             723          350
  Payable to affiliates (Note 3)                           436          431
  Deferred rental income and deposits                    1,185        1,038
  Distributions payable to partners                      1,616        1,616
  Notes payable (Note 4)                                14,000       10,000
                                                      --------     --------
     Total Liabilities                                  18,148       13,532
                                                      --------     --------

COMMITMENTS AND CONTINGENCIES (Notes 2 and 4)

PARTNERS' EQUITY:
  General Partners                                        (694)        (653)
  Limited Partners (4,000,005 units issued and
    outstanding)                                        10,803       14,913
                                                      --------     --------
     Total Partners' Equity                             10,109       14,260
                                                      --------     --------

      Total Liabilities and Partners' Equity          $ 28,257     $ 27,792
                                                      ========     ========

   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                              STATEMENTS OF INCOME
                              --------------------

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
             ------------------------------------------------------
                                   (unaudited)

                                                          1999           1998
                                                          ----           ----
                                                      (in thousands, except unit
                                                      data and per unit amounts)

REVENUE:
   Rentals from operating leases                       $    2,015     $    2,279
   Interest and other                                          27             42
                                                       ----------     ----------
                                                            2,042          2,321
                                                       ----------     ----------

EXPENSES:
   Depreciation and amortization                            1,285          1,362
   Write-downs                                               --              104
   Management and re-lease fees (Note 3)                      156            189
   General and administrative                                  49             48
   Interest expense                                           347            253
   Direct lease                                                21             17
   Engine rental expense                                       70           --
                                                       ----------     ----------
                                                            1,928          1,973
                                                       ----------     ----------

NET INCOME                                             $      114     $      348
                                                       ==========     ==========

NET INCOME ALLOCATED:
   To the General Partners                             $        1     $        3
   To the Limited Partners                                    113            345
                                                       ----------     ----------
                                                       $      114     $      348
                                                       ==========     ==========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                                    $     0.03     $     0.09
                                                       ==========     ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
   PARTNERSHIP UNITS ISSUED
     AND OUTSTANDING                                    4,000,005      4,000,005
                                                       ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                              STATEMENTS OF INCOME
                              --------------------

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
              -----------------------------------------------------
                                   (unaudited)

                                                         1999           1998
                                                         ----           ----
                                                      (in thousands, except unit
                                                      data and per unit amounts)

REVENUE:
   Rentals from operating leases                       $    6,076     $    6,499
   Interest and other                                          59             70
                                                       ----------     ----------
                                                            6,135          6,569
                                                       ----------     ----------

EXPENSES:
   Depreciation and amortization                            3,808          3,991
   Write-downs                                               --              104
   Management and re-lease fees (Note 3)                      484            532
   General and administrative                                 150            170
   Interest expense                                           858            690
   Direct lease                                                68             77
   Engine rental expense                                       70           --
                                                       ----------     ----------
                                                            5,438          5,564
                                                       ----------     ----------

NET INCOME                                             $      697     $    1,005
                                                       ==========     ==========

NET INCOME ALLOCATED:
   To the General Partners                             $        7     $       10
   To the Limited Partners                                    690            995
                                                       ----------     ----------
                                                       $      697     $    1,005
                                                       ==========     ==========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                                    $     0.17     $     0.25
                                                       ==========     ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
   PARTNERSHIP UNITS OUTSTANDING                        4,000,005      4,000,005
                                                       ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                         STATEMENTS OF PARTNERS' EQUITY
                         ------------------------------

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
              -----------------------------------------------------
                                   (unaudited)



                                                  General    Limited
                                                 Partners   Partners     Total
                                                 --------   --------     -----
                                                         (in thousands)

Balance, January 1, 1999                         $   (653)  $ 14,913   $ 14,260

      Net income                                        7        690        697

      Distributions declared to partners              (48)    (4,800)    (4,848)
                                                 --------   --------   --------

Balance, September 30, 1999                      $   (694)  $ 10,803   $ 10,109
                                                 ========   ========   ========



Balance, January 1, 1998                         $   (599)  $ 20,274   $ 19,675

      Net income                                       10        995      1,005

      Distributions declared to partners              (48)    (4,800)    (4,848)
                                                 --------   --------   --------

Balance, September 30, 1998                      $   (637)  $ 16,469   $ 15,832
                                                 ========   ========   ========


   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
              -----------------------------------------------------
                                   (unaudited)
                                                               1999       1998
                                                               ----       ----
                                                               (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $   697    $ 1,005
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Gain on sale of equipment                               --          (18)
       Depreciation and amortization                           3,808      3,991
       Write-downs                                              --          104
       Change in assets and liabilities:
         Rent and other receivables                              (57)      (182)
         Other assets                                             19         (9)
         Accounts payable and accrued expenses                   (23)      (154)
         Payable to affiliates                                     5         12
         Accrued interest payable                                114         81
         Deferred rental income and deposits                     147         45
         Maintenance reserves payable                            373        157
                                                             -------    -------
           Net cash provided by operating activities           5,083      5,032
                                                             -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of equipment                              --           18
   Capitalized aircraft improvements                          (4,089)    (1,803)
   Repayment of advances by lessees                             --          128
                                                             -------    -------
           Net cash used in investing activities              (4,089)    (1,657)
                                                             -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions paid to partners                        (4,848)    (4,864)
   Proceeds from notes payable                                 4,000      2,729
                                                             -------    -------
           Net cash used in financing activities                (848)    (2,135)
                                                             -------    -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                        146      1,240

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                         2,129      1,356
                                                             -------    -------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                             $ 2,275    $ 2,596
                                                             =======    =======

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                             $   733    $   599
                                                             =======    =======

   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                               SEPTEMBER 30, 1999
                               ------------------
                                   (unaudited)

1.       General

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partners, all adjustments necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1998. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.


2.       Aircraft

         The Partnership's net investment in aircraft as of September 30, 1999 and December 31, 1998 consisted of the following (in thousands):

                                                      1999              1998
                                                      ----              ----

Aircraft on operating leases, at cost               $ 88,242          $ 75,902
Less:    Accumulated depreciation                    (53,316)          (43,979)
         Write-downs                                  (5,811)           (4,977)
         Net Lease Settlement proceeds
           accounted for as cost recovery             (3,673)           (3,673)
                                                    --------          --------
                                                    $ 25,442          $ 23,273
                                                    --------          --------

Aircraft held for lease, at cost                         -            $  8,251
Less:    Accumulated depreciation                        -              (5,529)
         Write-downs                                     -                (834)
                                                    --------          --------
                                                         -               1,888
                                                    --------          --------
         Aircraft, net                              $ 25,442          $ 25,161
                                                    ========          ========

         Kitty Hawk Aircargo, Inc. After the completion of the cargo conversion, the Boeing 727-200 previously leased to Continental Airlines, Inc., was delivered to Kitty Hawk in late August 1999. The Partnership has an 84 month lease with Kitty Hawk and has agreed to a temporary reduction in the initial monthly rent from $117,800 to $106,020, as the aircraft did not have the necessary FAA certification to carry the weight required by the lease. Upon receipt of the certification, the full rent amount will be paid for subsequent periods. It is estimated that the cost to repair the two Partnership JT8D-9A engines from this aircraft is $1.1 million. The first engine, with an estimated repair cost of $466,000, is being repaired. In the interim, the Partnership is renting two similar engines from an affiliate of the Managing General Partner at a rate of $42,000 per month.

         Trans World Airlines, Inc. (TWA) The lease on the Boeing 747-100 with TWA expires in July, 2000. Subject to final documentation, the Partnership has agreed to sell the aircraft to TWA in January 2000 for $4.36 million and to the payment of a monthly rental rate from September 1999 until January 2000 of $90,000 per month. Three hundred, sixty thousand dollars ($360,000) of the sale price will be offset against the TWA deposit of a similar amount held by the Partnership. TWA has agreed to a six month extension of the lease for the Partnership's MD-82. The General Partners negotiated a sale of the aircraft Boeing 747 as the leasing market for such an aircraft is very limited. Proceeds of the sale will be used to pay down debt and a portion retained for working capital purposes.

         Sky Trek International Airlines, Inc. Due to arrearages in rent and maintenance reserve payments, Sky Trek was placed on non-accrual status beginning October 1, 1998. For the period January 1 through September 30, 1999, Sky Trek has paid all but $119,000 in rent and $110,000 in maintenance reserve payments. Of the total amount of arrearages, only $190,000 has been accrued and is included in rent and other receivables on the balance sheet. Sky Trek has provided a security deposit of $190,000 with respect to this lease.


3.       Transactions With Affiliates

         Base Management Fees: The General Partners are entitled to receive a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees paid. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. The General Partners earned a total of $30,000 and $91,000 of base management fees during the quarter and nine months ended September 30, 1999, respectively.

         Incentive Management Fees: The General Partners also are entitled to receive a quarterly subordinated incentive management fee in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees). Of this amount, 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. The General Partners earned a total of $66,000 and $212,000 of incentive management fees during the quarter and nine months ended September 30, 1999, respectively.

         Re-lease Fees: The General Partners are entitled to receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is made. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. The General Partners earned a total of $60,000 and $181,000 of re-lease fees during the quarter and nine months ended September 30, 1999, respectively.

         All of the above fees are subordinated to the limited partners receiving an 8% annual non-cumulative return based upon original contributed capital.

         Accountable General and Administrative Expenses: The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. There were no reimbursable expenses, during the three and nine months ended September 30, 1999, payable to the Administrative General Partner.

         During the nine months ended September 30, 1999 the Partnership paid $26,000 to a maintenance facility that is affiliated with the Managing General Partner. Additionally, the Partnership paid $858,000 to acquire aircraft parts from a company which is owned by the President and Director of the Managing General Partner.


4.       Notes Payable

         The Partnership has borrowed $14 million at 150 basis points over the lender's prime rate and this loan is due in April, 2000. At September 30, 1999, the interest rate on this loan was 9.75%. The Partnership is searching for a replacement lender and believes it will be able to find one. However, if the Partnership were unable to renegotiate or refinance the loan before April 2000, it may need to reduce or suspend future distributions.

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

         The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, highly liquid investments or a fund that invests in such instruments. At September 30, 1999, the Partnership's unrestricted cash and cash equivalents of $2,275,000 was primarily invested in such a fund. This amount was $146,000 more than the Partnership's unrestricted cash and cash equivalents at December 31, 1998 of $2,129,000. This increase in unrestricted cash was attributable to the amount by which cash generated by operating activities and proceeds from notes payable exceeded cash distributions to partners and capitalized aircraft improvements, during the nine months ended September 30, 1999.

         Maintenance reserves payable increased by $373,000 from $350,000 to $723,000 at December 31, 1998 and September 30, 1999, respectively, due to increases in maintenance reserve payments received from TNT and Sky Trek.

         Deferred rental income and deposits increased $147,000 from $1,038,000 at December 31, 1998 to $1,185,000 at September 30, 1999, primarily due to the receipt in February of an additional deposit from Kitty Hawk Aircargo, Inc. ("Kitty Hawk").

         Accrued interest payable increased by $114,000 from December 31, 1998 to September 30, 1999 due to interest owed on the Note Payable of $14,000,000 which increased from $10 million at December 31, 1998.

         Rent and other receivables increased by $57,000 from $476,000 at December 31, 1998 to $533,000 at September 30, 1999, due to an increase in rent due from one lessee.

         TWA announced a loss in the third quarter of 1999. While TWA has recently ratified a major labor agreement and has improved its service and upgraded its fleet, TWA's ongoing financial losses are of concern. A default or deferral of lease payments on the part of TWA, Sky Trek or any other lessee, may affect quarterly distributions. TWA accounted for 53% of the Partnership's lease revenue in the first nine months of 1999.

         During the nine months ended September 30, 1999, the Partnership paid cash distributions pertaining to the first and second quarters of 1999 and the last quarter of 1998. The quarterly distributions represented an annualized rate equal to 8% of contributed capital ($.40 per Unit). The amount of each distribution will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position. The distribution for the third quarter of 1999 was paid in October, 1999 at an annualized rate of 8% of contributed capital ($.40 per Unit). With the reduction in rent and ultimate sale of the Boeing 747 to TWA, the Partnership will be generating less cash on an operating basis than is necessary to sustain this distribution level.

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes, approximately 93% of the cash distributions declared for the quarter ended September 30, 1999, constituted a return of capital. Also, based on the amount of net income reported by the Partnership for accounting purposes, approximately 73% of the cash distributions paid to the partners from inception of the Partnership through September 30, 1999 constituted a return of capital. However, the total actual return on capital over the Partnership's life can only be determined at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized.

         The Partnership has borrowed $14 million at 150 basis points over the lender's prime rate and this loan is due in April 2000. The Partnership is searching for a replacement lender and believes it will be able to find one.
However, if the Partnership were unable to renegotiate or refinance the loan before April 2000, it may need to reduce or suspend future distributions.

         During 1999, the Partnership reached an agreement with the lender to increase the committed amount of the loan facility from $10 million to $14.5 million. On April 20, 1999, the Partnership borrowed $2.5 million and on June 30, 1999, an additional $1.5 million was borrowed.

         With  the   exception  of  the  Boeing  747,   discussed   above,   the
Partnership's aircraft are subject to leases with remaining terms of at least 12 months.

         During the nine months ended September 30, 1999, the Partnership invested approximately $3,995,000 with respect to the hushkit and cargo conversion of the Boeing 727-200 advanced aircraft leased to Kitty Hawk. The conversion was complete at September 30, 1999. An additional $94,000 was invested with respect to other aircraft.

         The Limited Partnership Agreement permits the Partnership to borrow up to 35% (or $28,000,000) of the original offering proceeds for improvements, enhancement or maintenance of aircraft. Any additional borrowings will only be made if the General Partners believe such borrowings will be in the best interests of the Partnership and may enhance or protect portfolio value.

Results of Operations
---------------------

         The Partnership's net income was $697,000 for the nine months ended September 30, 1999 (the "1999 Period") and $114,000 for the quarter ended September 30, 1999 (the "1999 Quarter") as compared to $1,005,000 for the nine months ended September 30, 1998 (the "1998 Period") and $348,000 for the quarter ended September 30, 1998 (the "1998 Quarter").

         The decrease in the Partnership's net income for the 1999 Period resulted primarily from a decrease in rental revenue and an increase in interest expense as well as an increase in engine rental expense. The decrease in net income was partially offset by decreases in depreciation and write-downs of aircraft, as discussed below.

         Rental revenue decreased $423,000 and $264,000, or 7% and 12%, respectively, for the 1999 Period and 1999 Quarter, due primarily to the absence of rental revenue from the Boeing 727-200 advanced aircraft formerly leased to Continental Airlines, Inc., which was returned to the Partnership on October 18, 1998, and underwent a hushkit and cargo conversion. The aircraft was delivered to Kitty Hawk in late August 1999. For both the 1999 Period and Quarter, the rent from the Kitty Hawk lease partially offset the loss of rent from Continental Airlines, Inc. Also contributing to the decrease was a slight decrease in rental revenue with respect to the TWA Boeing 747 aircraft. This aircraft had a reduction in rent as part of the purchase agreement that will occur in January, 2000. There was also a slight decrease in rental revenue with respect to the Sky Trek aircraft, which was placed on non-accrual status beginning in the third quarter of 1998. Partially offsetting the decrease for the 1999 Period was an increase in revenues with respect to the TNT aircraft (off-lease for the majority of the first half of the 1998 period).

         Interest and other income for the 1999 Period decreased by $11,000 or 16%, in comparison to the 1998 Period. The decrease was primarily due to the consignment sale of miscellaneous aircraft parts during the 1998 Period, partially offset by an increase in interest income attributable to the higher cash balance maintained during the 1999 period on which interest was earned.

         Management and re-lease fees payable to the General Partners for the 1999 Period and 1999 Quarter decreased $48,000 and $33,000, or 9% and 17%, respectively, in comparison to the 1998 Period and 1998 Quarter, which was attributable to lower rental revenue in the 1999 Period and Quarter, which serves as the basis for certain fees.

         Interest expense increased by $168,000 and $94,000, or 24% and 37%, respectively, in the 1999 Period and 1999 Quarter, as compared to the 1998 Period and 1998 Quarter, due to an increase in borrowings to fund capitalized aircraft improvements.

         Direct lease expenses decreased by $9,000 or 12% during the 1999 Period, due principally to a decrease in aircraft maintenance expense, partially offset by an increase in insurance expense.

         During the 1998 Period, the Partnership provided write-downs of $104,000 for the value of the interior which was removed from the Boeing 727-200 aircraft leased to TNT.

         Depreciation expense decreased $183,000 and $77,000 or 5% and 6% in the 1999 Period and Quarter compared to the 1998 Period and Quarter. This decrease was primarily due to the Boeing 727-200 aircraft which was not on lease for most of the 1999 Period and Quarter. This aircraft, which was returned by Continental in October 1998, was undergoing a cargo conversion for delivery to Kitty Hawk. This decrease was tempered by an increase in the depreciation expense for the TNT aircraft which had additions in late 1998 and in 1999 for a cargo conversion.

         Engine rental expense was $70,000 during the 1999 Period, due to the Partnership renting two JT8D-9A engines to replace damaged engines for the aircraft leased to Kitty Hawk, as discussed in Note 2 to the financial statements. There was no corresponding expense during the 1998 Period.


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

         The Partnership does not own its own software, but is reliant upon software owned by the General Partners or third party vendors. The General Partners and the third party vendors are currently Year 2000 compliant.

         The plan for addressing other third party critical dependencies includes: identification of third party critical dependencies including lessees and financial institutions; circulation to all applicable third parties of a written request for their plans and progress in addressing the Year 2000 issue; evaluation of responses; and development of contingency plans to address risks of non-compliance by third parties. The Partnership has completed the identification of critical dependencies and the circulation for requests for Year 2000 compliance status. The costs associated with addressing the Year 2000 issue, including developing and implementing the stated plan will be nominal.

         While the Partnership expects to have no interruption of its operations as a result of internal IT and non-IT systems, uncertainties remain about the affect of third party critical dependencies who may not be Year 2000 compliant.

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

         While the General Partners believe it is remote, a possible scenario would be that a number of lessees are unable to operate and generate revenues and as a result are unable to make lease payments. The Partnership is unable to estimate the likelihood or the magnitude of the resulting lost revenue at this time. Should this occur, the Partnership would attempt to repossess aircraft from non-compliant lessees and place the aircraft with compliant lessees. No assurances can be given that the Partnership would be able to re-lease such aircraft at favorable terms or at all. If a significant number of aircraft could not be re-leased at favorable terms or at all, or their re-lease is delayed, the Partnership's business, financial condition and results of operations would be adversely affected.

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits and reports to be filed: none

             27. Financial Data Schedule (in electronic format only).


         (b) The Partnership did not file any reports on Form 8-K during the third quarter of the fiscal year ending December 31, 1999.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Pegasus Aircraft Partners, L.P.

                                  (Registrant)


                                  By:  Air Transport Leasing, Inc.

                                       Administrative General Partner

Date:  November 10, 1999          By:  /s/ CARMINE FUSCO
                                       -----------------
                                       Carmine Fusco
                                       Vice President, Secretary, Treasurer and
                                       Chief Financial and Accounting Officer