Form 10-K405
period 1999-12-31
PEGASUS AIRCRAFT PARTNERS L P
filed 2000-03-30
CIK 835900

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K
                                    ---------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                     December 31, 1999
                          ------------------------------------------------------

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

                       This document consists of 39 pages.

                         Pegasus Aircraft Partners, L.P.
                       Annual Report on Form 10-K for the
                       Fiscal Year Ended December 31, 1999

                                Table of Contents

                                                                            Page
                                                                            ----

Part I
------

Item 1         Business.......................................................3
Item 2         Properties.....................................................7
Item 3         Legal Proceedings..............................................7
Item 4         Submission of Matters to a Vote of Unit Holders................7

Part II
-------

Item 5         Market for Registrant's Common Partnership Capital and
               Related Unitholder Matters.....................................8
Item 6         Selected Financial Data........................................9
Item 7         Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................9
Item 8         Financial Statements and Supplementary Data...................14
Item 9         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................29

Part III
--------

Item 10        Directors and Executive Officers of the Registrant............29
Item 11        Executive Compensation........................................30
Item 12        Security Ownership of Certain Beneficial Owners and
               Management....................................................30
Item 13        Certain Relationships and Related Transactions................31

Part IV
-------

Item 14        Exhibits, Financial Statement Schedules and Reports on
               Form 8-K......................................................33

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

         Although  the   Partnership   was  organized  on  June  23,  1988,  the
Partnership conducted no activities and recognized no revenues, profits or losses prior to December 21, 1988 at which time the Partnership commenced operations. During the period between December 23, 1988 and March 22, 1989, the Partnership acquired its portfolio of used commercial aircraft, which are principally subject to triple net operating leases with commercial air carriers. Two of the initial aircraft have been converted to a freighter configuration and leased to freight companies.

         The Partnership is required to dissolve and distribute all of its assets no later than December 31, 2012. The Partnership had the right, subject to certain conditions, to reinvest the proceeds of sales of aircraft occurring prior to March 22, 1997. The net proceeds of any sales of aircraft will generally be first utilized to reduce debt and then applied to general working capital reserves.

Outlook for the Airline and Aircraft Leasing Industries

         Although not a record year, the US airline industry had a profitable year in 1999 that continued the industry's trend of sustained profitability. The industry also accepted delivery of a record number of new aircraft which also put pressure on profitability. The industry's results historically have been highly correlated to general economic activity.

         Fuel prices have continued to rise during 1999 and early 2000. If fuel prices were to continue to rise to significantly higher levels, cost pressures could adversely affect airline financial performance, particularly those airlines already experiencing cash flow difficulties. Historically, periods of extraordinary energy cost increases have corresponded with general economic slowdown and/or price inflation, which could have a further adverse affect on air travel and airline performance.

         Due to concern regarding potential inflation, the US Federal Reserve Board has recently increased its key lending rate on a number of occasions in an attempt to moderate economic activity. It is unclear as to the ultimate impact on the level of economic activity of these rate increases, however, a significant economic slowdown could have an adverse affect on air travel and airline performance.

         The supply of newer aircraft has led to further retirements of older aircraft, such as those owned by the Partnership. The number of used widebody (two aisle) aircraft such as the Partnership's Boeing 747-100 that are available for sale or lease has increased. The full implementation of Stage III noise standards by year end 1999 also led to additional older Stage II aircraft being retired.

         Trans World Airlines, Inc. ("TWA") which accounted for 49% of the Partnership's revenues in 1999, announced its eleventh consecutive unprofitable year. While TWA is replacing older aircraft with newer, more fuel efficient aircraft, its inability to achieve sustained profitability is of concern.

         The General Partners believe that installing hushkits to achieve Stage III noise compliance and the conversion of two of the Boeing 727-200 aircraft to freighters has improved the marketability of the Partnership's portfolio. Passenger aircraft and freighter aircraft leasing continues to be a highly competitive business and the Partnership's lessees also continue to face significant challenges.

Aircraft Portfolio

         Immediately below is a table which shows the December 1999 appraised value of the Partnership's aircraft to be approximately $43.1 million, or 50% of the portfolio's original acquisition cost (excluding acquisition fees) increased by capital expenditures (and net of maintenance reserves collected from lessees applied against aircraft maintenance checks and aircraft capital improvements) since acquisition. Based in part on these appraised values, the Partnership's net asset value at December 31, 1999 was equal to $6.48 per Unit. It should be noted that these are only estimates of values at that date and not necessarily representative of the values that will ultimately be realized when these aircraft are disposed of, nor does this represent the values that may be realized upon the disposition of a Unit.

         The following table describes the Partnership's aircraft portfolio at December 31, 1999:

                                                                     Current
                                                          December    Lease
                                                Acquisi-    1999     Expir-   Original      Noise   Cumulative Cumulative
Current                Aircraft     Ownership     tion    Appraised   ation   Delivery    Abatement   Flight     Flight
Lessee                   Type       Interest    Costs(1)  Value(2)   Date(3)    Date     Compliance  Hours(4)   Cycles(4)
------                   ----       --------    --------  --------   -------    ----     ----------  --------   ---------
                                                            (in millions)
Kitty Hawk          Boeing 727-200
Aircargo, Inc.(7)   Freighter          100%      $ 12.4    $8.9       08/06     1974    Stage III(8)  69,432     45,764

Trans World
Airlines, Inc.      Boeing 747-100     100         18.4      4.0      07/00     1970    Stage II(5)   83,478     16,436

Trans World         McDonnell
Airlines, Inc.      Douglas MD-82      100         21.3     14.3      04/05     1983    Stage III     51,830     26,690

USAirways           McDonnell
Group, Inc.         Douglas MD-81       50(6)      10.0      5.0      06/01     1982    Stage III     48,877     42,841

TNT Transport       Boeing 727-200
International B.V.  Non-Advanced       100         12.9      6.1      03/02     1969    Stage III(8)  66,472     52,827
                    Freighter
Sky Trek
International
Airlines,           Boeing 727-200
Inc.                Non-Advanced       100         11.7      4.8      06/02     1969    Stage III(8)  65,536     51,359
                                                  -----     ----
                                                  $86.7    $43.1
                                                  =====    =====

Notes:

(1) Acquisition costs do not include acquisition related fees of $2.0 million paid to the General Partners. The amounts shown include additional investments, net of retirements, in the respective aircraft which aggregated approximately $17.4 million, of which $4.5 million was made in 1999, $1.5 million was made in 1998, and $7.8 million was made in 1997 in respect of the two Boeing 727-200 non-advanced aircraft and the Boeing 727-200 advanced aircraft, net of the application of $1.7 million of maintenance reserves collected.

(2) The December 1999 appraised values were determined by an independent aircraft appraisal firm. Appraised values include the present value of rents due under leases in place plus the present value of an estimated residual value for the aircraft at the end of the lease, generally assuming half-time condition. The appraiser also assumes that achieving fair market value may require 12 to 18 months of exposure to prospective buyers. It should be noted that appraisals are only estimates of value and should not be relied on as measures of realizable value. A discount rate of 10% was utilized and inflation was assumed to be 2.5% per annum. The Boeing 747-100 value is from a negotiated sale agreement with TWA.

(3) Lease expiration dates do not include renewal options unless already exercised.

(4) The number of cumulative flight cycles and cumulative flight hours shown are as of December 31, 1999, with the exception of the McDonnell Douglas MD-81 leased to US Airways Group, Inc., which is as of January 6, 2000.

(5) The Boeing 747-100 currently complies with Stage III requirements if it is flown with certain operating restrictions.

(6) The remaining one-half beneficial interest is owned by Pegasus Aircraft Partners II, L.P., an affiliated partnership.

(7)      Airframe is advanced, engines are JT8D-9A's.

(8)      Federal Express hushkit installed.

A description of the principal financial terms of the leases is discussed further in Item 8.

Significant Lessees

         The Partnership leased its aircraft to five different airlines during 1999. Revenues from each of the airlines below accounted for greater than 10% of the total rental revenues of the Partnership during 1999:

                                                        Percent of Total
                      Airline                            Rental Revenues
                      -------                            ---------------

         Trans World Airlines, Inc.                            49%
         TNT Transport International B.V.                      18%
         US Airways Group, Inc.                                15%
         Sky Trek International Airlines, Inc.                 12%

Safety Requirements and Aircraft Aging

         In addition to registration, the FAA imposes strict requirements governing aircraft inspection and certification, maintenance, equipment requirements, general operating and flight rules (including limits on arrivals and departures), noise levels, certification of personnel and record keeping in connection with aircraft maintenance. FAA regulations establish standards for repairs, periodic overhauls and alterations and require that the owner or operator of an aircraft establish an airworthiness inspection program to be carried out by certified mechanics. Pursuant to the leases and FAA regulations, no aircraft of the Partnership may be operated without a current airworthiness certificate.

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

         These aging aircraft ADs initially impacted only a limited number of older aircraft, but additional aircraft are covered as they accumulate time-and-service and reach the thresholds for the required modifications.
Significantly, in the case of each aircraft type, a significant majority of replacements or modifications are mandated when a plane reaches a certain number of flight cycles and relatively few required replacements are triggered when a plane reaches a certain chronological age or number of flight hours.

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

         In 1999, the FAA organized a two year industry task force, the Aging Transport Systems Rulemaking Advisory Committee, to investigate non-structural, aging aircraft systems. It cannot be determined at this time what recommendations, if any, will be made by the task force.

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

         Stage III hushkitting and re-engineering for the Boeing 727-200 aircraft have been approved by the FAA and the Partnership's three Boeing 727-200 aircraft have had Federal Express hushkits installed. The Partnership's Boeing 747 will comply with Stage III noise levels if it is flown with certain operating restrictions. Alternatively, the engines can be upgraded with existing technology to provide for compliance with Stage III requirements.

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

Employees

         The Partnership has no employees. The officers, directors and employees of the General Partners and their affiliates perform services on behalf of the Partnership. The General Partners are entitled to certain fees and reimbursements of certain out-of-pocket expenses incurred in connection with the performance of these management services. See Item 10 of this Report, "Directors and Executive Officers of the Registrant," and Item 13 of this Report, "Certain Relationships and Related Transactions," which are incorporated herein by reference.

ITEM 2.  PROPERTIES

         The Partnership does not own or lease any physical properties other than the aircraft and engine which are discussed in Item 1 of this Report, "Business," which is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS

         No matters were submitted to a vote of the Limited Partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S PARTNERSHIP CAPITAL AND RELATED UNITHOLDER
         MATTERS

         The Units represent the economic rights attributable to limited partnership interests in the Partnership. There is no organized trading market for the purchase and sale of the Units and certain measures have been adopted and implemented to assure that no such organized trading market will develop.

         As of March 1, 2000, the number of Limited Partners of record was approximately 4,595.

         The Partnership declared the following distributions to its Limited Partners during 1999 and 1998:

                      Amount of
                    Distribution
    Period            Per Unit         Record Date              Payment Date
    ------          ------------       -----------              ------------

1st Quarter 1999         $.40          March 31, 1999           April 27, 1999
2nd Quarter 1999          .40          June 30, 1999            July 27, 1999
3rd Quarter 1999          .40          September 30, 1999       October 27, 1999
4th Quarter 1999          .40          December 31, 1999        January 25, 2000
1st Quarter 1998          .40          March 31, 1998           April 25, 1998
2nd Quarter 1998          .40          June 30, 1998            July 23, 1998
3rd Quarter 1998          .40          September 30, 1998       October 28, 1998
4th Quarter 1998          .40          December 31, 1998        January 27, 1999


         Total distributions to all partners for 1999 and 1998 were declared as follows (in thousands):

                                                 1999                1998
                                                 ----                ----

         Limited Partners                     $   6,400            $   6,400
         General Partners                            65                   65
                                              ---------            ---------
                                              $   6,465            $   6,465
                                              =========            =========

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes, approximately 88%, 84% and 89%, of the cash distributions declared for the years ended December 31, 1999, 1998 and 1997, respectively, constituted a return of capital. Also, based on the amount of net income reported by the Partnership for accounting purposes, approximately 74% of the cash distributions paid to the partners from inception of the Partnership through December 31, 1999 constituted a return of capital. Investors who participated in the Partnership closings, irrespective of the Partnership closing in which they participated, have received distributions in excess of their original investment of $20.00 per Unit. The total actual economic return on capital over the Partnership's life can only be determined at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized. As has historically been the case, the amount of future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data of the Partnership was derived from the audited financial statements for the indicated periods. The information set forth below should be read in conjunction with the Partnership's financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Items 8 and 7, respectively, of this Form 10-K Report.

                                          As of December 31,
                                      or Year Ended December 31,
                                      --------------------------
                           1999       1998       1997       1996       1995
                           ----       ----       ----       ----       ----
                                (in thousands, except per unit amounts)

Rental Revenue            $ 8,224   $ 8,360     $ 7,533    $ 6,604   $ 6,076(3)
Net Income                    805     1,050         716(2)     711       880
Net Income per Limited
  Partnership Unit           0.20      0.26        0.18       0.18      0.22
Distributions per Limited
  Partnership Unit(1)        1.60      1.60        1.60       1.60      1.85
Total Assets               26,972    27,792      30,512     31,158    36,611
Notes Payable              14,000    10,000       7,271      1,218     1,625
Partners' Capital           8,600    14,260      19,675     25,423    31,176

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the "Selected Financial Data" and the Financial Statements of the Partnership and the Notes thereto. This report may contain, in addition to historical information, Forward-Looking statements that include risks and other uncertainties. The Partnership's actual results may differ materially from those anticipated in these Forward-Looking statements. Factors that might cause such a difference include those discussed below, as well as general economic and business conditions, competition and other factors discussed elsewhere in this report. The Partnership undertakes no obligation to release publicly any revisions to the Forward-Looking Statements, if any, to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

Liquidity and Capital Resources

         The Partnership owns and manages a diversified portfolio of leased commercial aircraft and makes quarterly distributions to the partners. In certain situations, the Partnership may retain cash flow from operations to finance authorized capital expenditures or for general working capital purposes. As has historically been the case, the amount of future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position.

         Cash distributions declared by the Partnership were approximately $6.5 million in each of 1999, 1998 and 1997 ($1.60 per unit). Net cash provided by operating activities was $6.8 million in 1999, $6.3 million in 1998 and $6.6 million in 1997. In the aggregate, for this three year period, net cash provided by operating activities totaled $19.7 million and cash distributions declared by the Partnership totaled $19.4 million.

         Partnership capital declined by approximately $5.7 million from December 31, 1998 to December 31, 1999 as a result of the declaration of cash distributions to the partners in excess of the Partnership's net income. This resulted primarily from the fact that, unlike net income, cash flow generated from operations, which is the major source of the cash utilized to make the distributions, is not reduced by non-cash depreciation expense attributable to the Partnership's aircraft.

         The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, highly liquid investments or a fund that invests in such instruments. At December 31, 1999, the Partnership's unrestricted cash and cash equivalents of $1,873,000 was primarily held in an interest bearing money market account. This amount was $256,000 less than the Partnership's unrestricted cash and cash equivalents at December 31, 1998 of $2,129,000. This decrease in unrestricted cash was primarily attributable to the amount by which cash used for cash distributions to partners and capitalized aircraft improvements, exceeded cash generated by operating activities, including the unapplied maintenance reserves and proceeds from notes payable, during the year ended December 31, 1999.

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

         In February 1999, the Partnership consummated an agreement to increase the committed amount of the loan facility from $10 million to $14.5 million and increase the interest rate from 1.25 % to 1.5% over prime. The Partnership has pledged all of its aircraft as collateral for this loan facility. The Partnership utilized the additional borrowings to fund the hushkit and cargo conversion of the Boeing 727-200 advanced aircraft leased to Kitty Hawk Aircargo, Inc. ("Kitty Hawk"), discussed below. This loan is due in April, 2000. The Partnership is searching for a replacement lender and believes it will be able to find one. If the Partnership is unable to renegotiate or refinance the loan it may need to reduce or suspend distributions or sell assets.

         TWA was current on its lease payments in 1999, but reported its eleventh consecutive annual loss in 1999. Although TWA had a cash position of $180 million at December 31, 1999, given TWA's historical financial difficulties and the ongoing losses, there is the possibility of a default or deferral of lease payments by TWA, which accounted for 49% of the Partnership's lease revenue in 1999.

         The lease on the Boeing 747-100 with TWA expires in July, 2000. Subject to final documentation, the Partnership had agreed to sell the aircraft to TWA in January 2000 for $4.36 million and to the payment of a monthly rental rate from September 1999 until January 2000 of $90,000 per month. TWA requested and was granted an extension of the closing date on the sale to early April 2000 and will pay rent of $90,000 per month up to the closing date. Three hundred, sixty thousand dollars ($360,000) of the sale price will be offset against the TWA deposit of a similar amount held by the Partnership. TWA has agreed to a six month extension of the lease at the existing lease rate for the Partnership's MD-82. The General Partners negotiated a sale of the aircraft Boeing 747 as the leasing market for such an aircraft is very limited. Proceeds of the sale will be used to pay down debt, and depending on the outcome of negotiations with the lender, a portion retained for working capital purposes.

         At December 31, 1999 Sky Trek was approximately 6 months in arrears to the Partnership, totaling $550,000 and $316,000, with respect to rent and maintenance reserve obligations, respectively. As a result of Sky Trek's arrearages, the Partnership placed Sky Trek on non-accrual status beginning October 1, 1998. Also, as of December 31, 1998, a write-down of $100,000 was taken to reduce the carrying value of the aircraft leased to Sky Trek to estimated realizable amounts. In December 1998, at the request of the General Partners, SkyTrek began paying its lease and maintenance reserve obligations on a weekly basis. Prior arrearages will need to be addressed in an overall recapitalization plan of Sky Trek.

         Sky Trek did succeed in attracting additional capital, but continues to struggle with liquidity. If Sky Trek is unsuccessful in raising further additional capital, the Partnership may need to repossess the aircraft and search for a new lessee. There can be no assurance as to the timeliness or success of such a remarketing effort.

         Deferred rental income and deposits increased $147,000 from $1,038,000 at December 31, 1998 to $1,185,000 at December 31, 1999, primarily due to a deposit received from Kitty Hawk, as discussed below. Partially offsetting this increase was a slight decrease in deferred rents.

         With the exception of the Boeing 747-100 aircraft currently leased to TWA, which, as described above, is being sold, all of the Partnership's assets are subject to leases with remaining terms of at least 17 months. During 1999, the Partnership invested $4.6 million in capitalized aircraft improvements and maintenance checks, of which $29,000 was funded by the application of maintenance reserves collected from Sky Trek and TNT.

         The Boeing 727-200 Advanced aircraft formerly leased to Continental was hushkitted, converted to a freighter and delivered to Kitty Hawk Aircargo, Inc. ("Kitty Hawk") in August, 1999. Kitty Hawk is a Dallas, Texas based operator of more than 100 freighter aircraft. The lease agreement provides for 84 months rent at $117,800 per month. Kitty Hawk has provided a security deposit of $236,000 and is obligated to fund maintenance reserves, in the aggregate, at a rate of $375 per flight hour. Compliance with the recently issued AD relating to freighter conversions was performed in conjunction with the conversion. The Partnership is renting on a short term basis, two JT8D-9A engines from an affiliate of the Managing General Partner for $21,000 per engine per month while two of the Partnership's engines are being repaired. The two Partnership engines are being repaired at an estimated cost of $1.34 million.

Results of Operations

         Substantially all of the Partnership's revenue was generated from the leasing of the Partnership's aircraft to commercial air carriers under triple net operating leases. The balance of the Partnership's revenue consisted of interest income earned with respect to cash held in interest bearing accounts.

         Under the terms of the triple net leases, substantially all of the expenses related to the operation and maintenance of the aircraft during 1999, were paid for by the lessees, or in the case of Sky Trek and TNT, funded to a certain extent through hourly maintenance reserves paid by them. The direct lease expenses incurred by the Partnership represent the costs of providing insurance coverage for the Partnership's aircraft in excess of the amounts required to be carried by the lessees, trustee fees related to the ownership of the aircraft and the cost of the letter of credit required under the terms of the TBT lease on the McDonnell Douglas MD-81 leased to US Airways Group, Inc. ("USAir").

         Additionally, the Partnership records depreciation expense pertaining to the aircraft while on lease and incurs certain general and administrative expenses in connection with operations of the Partnership. General and administrative expenses consist primarily of investor reporting expenses, transfer agent and audit fees and the cost of accounting services.

1999 as compared to 1998

         The Partnership's net income was $805,000 for the year ended December 31, 1999 ("1999 Period") as compared to $1,050,000 for the year ended December 31, 1998 ("1998 Period"). The decrease in net income was mainly due to a slight decrease in rental income and increases in interest and engine rental expense, partially offset by decreases in aircraft write-downs, depreciation, management and release fees and general and administrative expense.

         Rental revenue decreased by $136,000 or 2% in the 1999 Period as compared to the 1998 Period. The decrease is attributable primarily to the 50% reduction in the rental rate, beginning in September, 1999, related to the 747-100 aircraft leased to TWA. The reduction was part of the agreement to sell the aircraft to TWA in April, 2000. Also contributing to the decrease was the fact that the Kitty Hawk aircraft was off-lease for most of the first eight months of 1999. Partially offsetting these decreases was an increase in the rent related to the aircraft leased to TNT, which was off-lease for most of the first quarter of 1998, and an increase in rent recognized relating to the aircraft leased to Sky Trek, which was placed on non-accrual status in 1998.

         During the 1998 Period, the Partnership recognized an $18,000 gain on the sale of spare parts inventory which had a net book value of $-0-. There was no similar sale in 1999.

         Interest and other income for the 1999 Period increased by $8,000 or 11% as compared to the 1998 Period. This increase was primarily attributable to an increase in interest income earned in a money market account for a full year in 1999. This increase was partially offset by interest earned in 1998 on the advances from TWA, which were completely repaid in 1998.

         Depreciation and amortization decreased by $122,000 or 2% for the 1999 Period as compared to the 1998 Period. The decrease was mainly attributable to the decreased depreciation associated with the aircraft on lease to Kitty Hawk, which was off-lease for most of the first eight months of 1999. This was partially offset by increased depreciation associated with the aircraft on lease to Sky Trek and TNT.

         During the 1998 Period, the Partnership provided write-downs totaling $204,000, for the value of the interior which was removed from the Boeing 727-200 aircraft leased to TNT and the carrying value of the Boeing 727-200 on lease to SkyTrek. There were no write-downs in 1999.

         Management and re-lease fees for the 1999 Period decreased by $33,000 or 5%, in comparison to the 1998 Period. The decrease was consistent with the decrease in rental income, which provides the basis on which management and re-lease fees are calculated.

         Interest expense increased by $286,000 or 31% in the 1999 Period as compared to the 1998 Period, due principally to the increase in borrowings outstanding from $10 million at December 31, 1998 to $14 million at December 31, 1999, as well as an increase in the interest rate. Such borrowings were used for capital improvements to the Boeing 727-200 advanced aircraft leased to Kitty Hawk.

         Engine rental expense was $196,000 in the 1999 Period, related to engines leased by the Partnership for the aircraft leased to Kitty Hawk. There was no corresponding expense in 1998.

         General and administrative expenses decreased $30,000 or 12% in the 1999 Period as compared to the 1998 Period, due to decreases in transfer agent, audit and tax and investor report fees, partially offset by increases in consulting, legal and appraisal fees.

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

Inflation and Changing Prices

         Inflation has had no material impact on the operations or financial condition of the Partnership during 1999. However, market and worldwide economic conditions and changes in federal and foreign aircraft regulations have in the past, and may in the future, impact the airline industry and thus lease rates and aircraft values. Additionally, inflation and changing prices, may affect future leasing rates and the eventual selling prices of the aircraft. Higher oil prices in 1999 affected the airline industry profitability and that of the Partnership's lessees.

         Due to concern regarding potential inflation, the US Federal Reserve Board has recently increased its key lending rate on a number of occasions in an attempt to moderate economic activity. It is unclear as to the ultimate impact on the level of economic activity of these rate increases, however, a significant economic slowdown could have an adverse affect on air travel and airline performance.

Accounting Pronouncements

         In March 1998, the Partnership adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from nonowner sources. The adoption of this pronouncement did not impact the reporting of the Partnership's results of operations.

Impact of the Year 2000 Issue

         The Year 2000 issue ("Y2K") is the result of computer programs being written using two digits rather than four digits to define the applicable year. This could result in a failure of the information technology systems (IT systems) and other equipment containing imbedded technology (non-IT systems) in the Year 2000, causing disruption of operation of the Partnership, its lessees or vendors. The Partnership has not experienced any Y2K related problems.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


List of Financial Statements                                                Page
                                                                            ----

Report of Independent Accountants ..........................................  15

Balance Sheets -- December 31, 1999 and 1998................................  16

Statements of Income for the years ended
     December 31, 1999, 1998 and 1997.......................................  17

Statements of Partners' Capital for the years ended
     December 31, 1999, 1998 and 1997.......................................  18

Statements of Cash Flows for the years ended
     December 31, 1999, 1998 and 1997.......................................  19

Notes to Financial Statements...............................................  21

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted since
(1) the information required is disclosed in the financial statements and notes thereto; (2) schedules are not required under the related instruction or; (3) the schedules are inapplicable.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Pegasus Aircraft Partners, L.P.

         In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of Pegasus Aircraft Partners, L.P. (the "Partnership") as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                                      PricewaterhouseCoopers LLP
New York, New York
March 20, 2000

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                                 BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998


                                     ASSETS

                                                        1999       1998
                                                        ----       ----
                                                (in thousands, except unit data)

  Cash and cash equivalents                           $  1,873   $  2,129
  Rent receivable                                          476        476
  Aircraft, net                                         24,573     25,161
  Other assets                                              50         26
                                                      --------   --------
         Total Assets                                 $ 26,972   $ 27,792
                                                      ========   ========

                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Notes payable                                       $ 14,000   $ 10,000
  Accounts payable and accrued expenses                    111         97
  Payable to affiliates                                    491        431
  Distributions payable to partners                      1,616      1,616
  Maintenance reserves payable                             969        350
  Deferred rental income and deposits                    1,185      1,038
                                                      --------   --------
         Total Liabilities                            $ 18,372   $ 13,532
                                                      ========   ========

COMMITMENTS AND CONTINGENCIES (Notes 4 and 6)

PARTNERS' CAPITAL:
  General Partners                                        (710)      (653)
  Limited Partners (4,000,005 units issued and
     outstanding in 1999 and 1998)                       9,310     14,913
                                                      --------   --------
         Total Partners' Capital                         8,600     14,260
                                                      --------   --------

           Total Liabilities and Partners' Capital    $ 26,972   $ 27,792
                                                      ========   ========


   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                              STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                 1999         1998       1997
                                                 ----         ----       ----
                                               (in thousands, except unit data
                                                     and per unit amounts)

REVENUES:
    Rentals from operating leases             $    8,224  $    8,360  $    7,533
    Interest and other                                84          76         111
    Gain on sale of engine and equipment            --            18         177
                                              ----------  ----------  ----------
                                                   8,308       8,454       7,821
                                              ----------  ----------  ----------

EXPENSES:
    Depreciation and amortization                  5,151       5,273       4,872
    Interest                                       1,215         929         595
    Management and re-lease fees                     649         682         615
    Write-downs                                     --           204         350
    Provision for bad debts                         --          --            20
    General and administrative                       211         241         223
    Direct lease                                      81          75         123
    Engine rental and other                          196        --           307
                                              ----------  ----------  ----------
                                                   7,503       7,404       7,105
                                              ----------  ----------  ----------

NET INCOME                                           805       1,050         716
                                              ==========  ==========  ==========

NET INCOME ALLOCATED:
    To the General Partners                            8          11           7
    To the Limited Partners                          797       1,039         709
                                              ----------  ----------  ----------
                                                     805       1,050         716
                                              ==========  ==========  ==========

NET INCOME PER LIMITED PARTNERSHIP UNIT       $     0.20  $     0.26  $     0.18
                                              ==========  ==========  ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
    PARTNERSHIP UNITS ISSUED AND OUTSTANDING   4,000,005   4,000,005   4,000,005
                                              ==========  ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                         STATEMENTS OF PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                General     Limited
                                               Partners    Partners      Total
                                               --------    --------      -----
                                                (dollar amounts in thousands)

Balance, December 31, 1996                     $   (542)   $ 25,965    $ 25,423

    Net income                                        7         709         716

    Distributions declared to partners              (64)     (6,400)     (6,464)
                                               --------    --------    --------

Balance, December 31, 1997                         (599)     20,274      19,675

    Net income                                       11       1,039       1,050

    Distributions declared to partners              (65)     (6,400)     (6,465)
                                               --------    --------    --------

Balance, December 31, 1998                         (653)     14,913      14,260

    Net income                                        8         797         805

    Distributions declared to partners              (65)     (6,400)     (6,465)
                                               --------    --------    --------

Balance, December 31, 1999                     $   (710)   $  9,310    $  8,600
                                               ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                      1999      1998      1997
                                                      ----      ----      ----
                                                   (dollar amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                      $   805   $ 1,050   $   716
    Adjustments to reconcile net income to net
      cash provided by operating activities:
       Depreciation and amortization                  5,151     5,273     4,872
       Provision for bad debts                         --        --          20
       Write-downs                                     --         204       350
       Gain on sale of engine and equipment            --         (18)     (177)
       Change in assets and liabilities:
        Rent and other receivables                     --        (182)       22
        Other assets                                    (24)     --         109
        Accounts payable and accrued expenses            14      (205)      229
        Payable to affiliates                            60       (27)      (26)
        Maintenance reserves payable                    619       158       192
        Deferred rental income and deposits             147        56       306
        Accrued interest payable                       --        --          (9)
                                                    -------   -------   -------
         Net cash provided by operating activities    6,772     6,309     6,604
                                                    -------   -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of equipment                    --          18       275
    Capitalized aircraft improvements                (4,563)   (1,930)   (7,813)
    Repayment of advances by lessees                   --         128       196
                                                    -------   -------   -------
         Net cash used in investing activities       (4,563)   (1,784)   (7,342)
                                                    -------   -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                       4,000     2,729     7,271
    Repayment of notes payable                         --        --      (1,218)
    Cash distributions paid to partners              (6,465)   (6,481)   (6,480)
                                                    -------   -------   -------
         Net cash used in financing activities       (2,465)   (3,752)     (427)
                                                    -------   -------   -------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                          (256)      773    (1,165)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR        2,129     1,356     2,521
                                                    -------   -------   -------

CASH AND CASH EQUIVALENTS AT END OF YEAR            $ 1,873   $ 2,129   $ 1,356
                                                    =======   =======   =======


   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                      1999      1998      1997
                                                      ----      ----      ----
                                                   (dollar amounts in thousands)

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest Paid                                   $ 1,201   $   915   $   604

    Transfers from restricted cash utilized
      to restore aircraft including 1997
      collections                                      --        --       1,742

NONCASH TRANSACTIONS:
    Distributions declared to partners but
      unpaid                                        $ 1,616   $ 1,616   $ 1,632





   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

1.       Significant Accounting Policies

         Basis of Presentation. Pegasus Aircraft Partners, L.P. (the "Partnership"), a Delaware limited partnership, maintains its accounting records and prepares financial statements on the accrual basis of accounting. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant assumptions and estimates relate to useful life and recoverability of the aircraft and tax and other indemnity provisions described below. Actual results could differ from such estimates. Certain 1997 financial statement items have been reclassified to conform to the 1999 presentation.

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

         Lease settlement payments received in connection with the termination or modification of a lease of an aircraft, the carrying value of which has not been impaired, have been recognized ratably over the remaining original lease term in the case of a lease termination and over the modified lease term in connection with a lease modification.

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

         Maintenance Reserve Funds. The Partnership has three leases where the lessee is required to make monthly payments to maintenance reserve funds administered by the Partnership. The Partnership may be obligated to reimburse the lessee for specified maintenance costs out of the reserve funds, upon submission of appropriate evidence documenting the maintenance costs incurred by the lessee. Excess costs over the reserve are the lessees' responsibility.

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

Accounting Pronouncements

         In March 1998, the Partnership adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from nonowner sources. The adoption of this pronouncement did not impact the reporting of the Partnership's results of operations.

2.       Organization of the Partnership

         The Partnership was formed on June 23, 1988 for the purpose of acquiring, leasing, and ultimately selling used commercial aircraft principally to US airlines. The Managing General Partner of the Partnership is Pegasus Aircraft Management Corporation, a wholly-owned subsidiary of Pegasus Capital Corporation, and the Administrative General Partner is Air Transport Leasing, Inc., a wholly-owned subsidiary of Paine Webber Group, Inc. (collectively, the "General Partners").

         The Partnership is required to dissolve and distribute all of its assets no later than December 31, 2012. The Partnership had the right, subject to certain conditions, to reinvest the proceeds from sales of aircraft occurring prior to March 22, 1997. The net proceeds of any future sales of aircraft (after general working capital reserves) will be distributed to all partners.

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

4.       Aircraft Under Operating Leases

                           Net Investment in Aircraft

         The Partnership's net carrying value of aircraft as of December 31, 1999 and 1998 consisted of the following (in thousands):

                                                              1999       1998
                                                              ----       ----

Aircraft on operating leases, at cost                      $ 88,716   $ 75,902
Less: Accumulated depreciation                              (54,659)   (43,979)
      Write-downs                                            (5,811)    (4,977)
      Net lease settlement proceeds accounted for as
        cost recovery                                        (3,673)    (3,673)
                                                           --------   --------
                                                           $ 24,573   $ 23,273
                                                           --------   --------

Aircraft held for lease, at cost                           $   --     $  8,251
Less: Accumulated depreciation                                 --       (5,529)
      Write-downs                                              --         (834)
                                                           --------   --------
                                                               --        1,888
                                                           --------   --------
Aircraft, net                                              $ 24,573   $ 25,161
                                                           ========   ========


                            Financial Terms of Leases

         Kitty Hawk Aircargo, Inc. ("Kitty Hawk"). The Boeing 727-200 Advanced aircraft formerly leased to Continental was hushkitted, converted to a freighter and delivered to Kitty Hawk in August, 1999. Kitty Hawk is a Dallas, Texas based operator of more than 100 freighter aircraft. The lease agreement provides for 84 months rent at $117,800 per month. Kitty Hawk has provided a security deposit of $236,000 and is obligated to fund maintenance reserves, in the aggregate, at a rate of $375 per flight hour. Compliance with the recently issued AD relating to freighter conversions was performed in conjunction with the conversion. The Partnership invested approximately $4.4 million in hushkitting, a C-check and the cargo conversion.

         Trans World Airlines Leases. During February 1989, the Partnership acquired a McDonnell Douglas MD-82 aircraft for a total purchase price of $21,017,000 which as of December 31, 1999 was subject to a lease with Trans World Airlines, Inc. ("TWA") providing for rentals of $185,000 per month for a term scheduled to expire in September 2004.

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

         The lease on the Boeing 747-100 with TWA expires in July, 2000. Subject to final documentation, the Partnership had agreed to sell the aircraft to TWA in January 2000 for $4.36 million and to the payment of a monthly rental rate from September 1999 until January 2000 of $90,000 per month. TWA requested and was granted an extension of the closing date on the sale to early April 2000 and will pay rent of $90,000 per month up to the closing date. Three hundred, sixty thousand dollars ($360,000) of the sale price will be offset against the TWA deposit of a similar amount held by the Partnership. TWA has agreed to a six month extension of the lease at the existing lease rate for the Partnership's MD-82. The General Partners negotiated a sale of the aircraft Boeing 747 as the leasing market for such an aircraft is very limited. Proceeds of the sale will be used to pay down debt, with, depending on the outcome of negotiations with the lender, a portion retained for working capital purposes.

         TWA was current on its lease payments in 1999, but reported a loss of $353 million, which is its eleventh consecutive annual loss in 1999. Although TWA had a cash position of $180 million at December 31, 1999, given TWA's historical financial difficulties, the ongoing losses increase the possibility of default or deferral of lease payments by TWA, which accounted for 49% of the Partnership's lease revenue in 1999.

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

         The tax lessor is entitled to call on the letter of credit whether its loss of tax benefits is caused by Pegasus Aircraft Partners II, L.P. or the Partnership, and Pegasus Aircraft Partners II, L.P. and the Partnership have agreed to indemnify each other for any loss occasioned by the acts of the other. There have been no calls on the Trust's letter of credit as of December 31, 1999. The TBT lease and letter of credit will expire by May 2000.

         Kiwi International Air Lines, Inc. - Bankruptcy. Kiwi International Airlines, Inc. ("Kiwi"), a former lessee of two of the Boeing 727-200s, is in a Chapter 7 liquidation. The General Partners believe that it is likely that there will be minimal or no additional recovery with respect to the Partnership's bankruptcy claims.

         Nations Air Express, Inc. One of the Boeing 727-200 aircraft, formerly leased to Kiwi, was delivered to Nations Air Express, Inc. ("Nations") on December 31, 1996. Due to defaults under the lease, the aircraft was recovered in September 1997 and, as discussed below, re-leased to TNT Transport International B.V. Nations ultimately filed for bankruptcy and was liquidated in 1999 without the Partnership recovering any additional amounts.

         Sky Trek International Airlines, Inc. In 1997, the Partnership entered into an agreement to lease one of the former Kiwi 727 aircraft to a start up airline, Sky Trek International Airlines Inc. ("Sky Trek"). The aircraft was delivered in late June 1997. The Sky Trek lease provides for rent of $95,000 per month for a term of approximately 60 months. Sky Trek provided a security deposit of $190,000 and is obligated to fund maintenance reserves, in the aggregate, at a rate of $325 per flight hour. The Partnership completed a "C" check (including replacing time-controlled parts) at a cost of approximately $1,500,000 (before the application of maintenance reserves of $888,000) and has purchased a hushkit at a cost of $1,900,000. The Partnership provided a write-down of $150,000 with respect to the aircraft at December 31, 1997.

         At December 31, 1999 Sky Trek was approximately 6 months in arrears to the Partnership, totaling $550,000 and $316,000, with respect to rent and maintenance reserve obligations, respectively. As a result of Sky Trek's arrearages, the Partnership placed Sky Trek on non-accrual status beginning October 1, 1998. Also, as of December 31, 1998, a write-down of $100,000 was taken to reduce the carrying value of the aircraft leased to Sky Trek to estimated realizable amounts.

         Sky Trek has obtained additional capital, but continues to struggle with liquidity. In December 1998, at the request of the General Partners, Sky Trek began paying its lease and maintenance reserve obligations on a weekly basis. Prior arrearages will need to be addressed in an overall recapitalization plan of Sky Trek. If Sky Trek is unsuccessful in raising additional capital, the Partnership may need to repossess the aircraft and search for a new lessee. There can be no assurance as to the timeliness or success of such a remarketing effort. Sky Trek is now operating under the Discovery Airlines name.

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

         The Partnership invested approximately $3.2 million for a "C" check and cargo conversion of the aircraft (before the application of maintenance reserves of $854,000). The work was performed and the aircraft parts provided by companies affiliated with the Managing General Partner or its President and Director. The Partnership increased its borrowing facility from $7,500,000 to $10,000,000 to finance this work. The aircraft was delivered to TNT in March 1998.

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

         General. The aircraft leases are principally triple net leases. As such, during the terms of leases, the lessees are required to pay substantially all expenses associated with the aircraft and in the case of Sky Trek and TNT, also fund certain maintenance expenses through hourly maintenance reserves paid monthly.

                               Significant Lessees

         The Partnership leased its aircraft to five different airlines during 1999. Revenues from airlines which accounted for greater than 10% of the Partnership's total rental revenues during 1999, 1998 and 1997 are as follows:

                                                 Percentage of Rental Revenues
                                                 -----------------------------
Airlines                                        1999        1998          1997
--------                                        ----        ----          ----

Trans World Airlines, Inc.                       49%         52%            58%
US Airways Group, Inc.                           15          15             16
Continental Airlines, Inc.                      (a)         (a)             12
TNT Transport International B.V.                 18          14            (a)
Sky Trek International Airlines, Inc.            12          11            (a)

         (a) Represents less than 10%.

         Revenues include rentals from aircraft leased to foreign airlines or carriers of $1,482,000 in 1999 and $1,143,000 in 1998.

                          Future Minimum Rental Income

         The following is a schedule by year of future minimum rental income under the leases as of December 31, 1999 (in thousands):

                2000                                 $ 8,622
                2001                                   6,761
                2002                                   4,540
                2003                                   3,634
                2004                                   3,634
                Thereafter                             2,894
                                                     -------
                Total                                $30,085
                                                     =======

         The Partnership operates in one industry, the leasing of used aircraft to commercial passenger and freight airlines.

         Future minimum rents include a total of $2,841, related to lessees on non-accrual status.

5.       Transactions With Affiliates

         Management Fees. The General Partners earn a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. During the years ended December 31, 1999, 1998 and 1997, the General Partners earned base management fees of $123,000, $124,000 and $110,000, respectively.

         Incentive Management Fee. The General Partners also earn a quarterly subordinated incentive management fee in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees), of which 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. During the years ended December 31, 1999, 1998 and 1997, the General Partners earned incentive management fees of $281,000, $308,000 and $284,000, respectively.

         Re-lease Fee. The General Partners earn a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is received. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. During the years ended December 31, 1999, 1998 and 1997, the General Partners earned $245,000, $250,000 and $221,000, respectively of re-lease fees.

         Beginning January 1, 1996, as part of a class action settlement, the Administrative General Partner remits to an affiliate, all management fees as well as all 1997 and future fees and distributions received by the Administrative General Partner, for deposit into an escrow account for the benefit of the class action members.

         Accountable Expenses. The General Partners are entitled to reimbursement of certain expenses, paid on behalf of the Partnership which are incurred in connection with the administration and management of the
Partnership. The Administrative General Partner billed $12,500 in 1998 and $50,000 in 1997, for administrative services. There were no expenses billed in 1999. The decline in accountable expenses is due to the subcontracting of certain accounting services, and their cost is included in general and administrative expenses.

         Other. During 1999, 1998 and 1997, the Partnership purchased parts in connection with certain capital projects for costs totaling $875,513, $1,067,616 and $1,360,000, respectively, from a Company in which the President and Director of the Managing General Partner had an interest. In 1999, the Partnership paid $196,000 for two engine leases (Kitty Hawk Aircraft) to an affiliate of the Managing General Partner. The leases are both for $21,000 per month for each engine and will continue until replacement engines are ready. As of March, 2000, replacement engines have been placed on the aircraft.

         In connection with certain capital projects, during 1999, 1998 and 1997, the Partnership paid $26,279, $638,775 and $1,634,000, respectively, to a licensed maintenance provider that is affiliated with the Managing General Partner.

6.       Notes Payable

         Through May 1, 1997, the Partnership could borrow under its existing facility up to $4,000,000 at a floating interest rate at the Lender's prime rate plus .5%. The Lender obtained as collateral a perfected security interest in the Partnership's MD-82 aircraft leased to TWA.

         In February 1997, the Partnership purchased five aircraft engines from an unaffiliated third party for $2,150,000 plus six engine cores from a previously owned aircraft which required overhaul, utilizing its then existing borrowing facility. The Lender charged the Partnership 1.50% over prime with respect to this borrowing and increased the rate on its other borrowings to 1.50% over prime.

         In April 1997, the Partnership obtained a new borrowing facility with a different lender. Under the terms of the new agreement, the Partnership was able to borrow up to $7,500,000 at an interest rate of 1% over the lender's prime rate of interest. The lender's commitment is for a term of 36 months, at which time all principal will be due. The loan is collateralized by the Partnership's interest in certain aircraft. During the loan term, the Partnership is required to pay interest on a monthly basis and maintain a minimum outstanding balance of $2,000,000. The Partnership used approximately $3.3 million of proceeds from this facility to retire the amounts previously outstanding and used an additional $3.9 million to finance hushkits for the two former Kiwi aircraft, one of which is leased to Sky Trek International Airlines, Inc. and the other to TNT.

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

         In February 1999, the lender further agreed to increase the borrowing commitment from $10 million to $14.5 million and increase the interest rate from 1.25% to 1.5% over prime, all of which is due in April 2000. The outstanding balance under this line of credit at December 31, 1999 was $14 million and the interest rate was 10%. Subject to the completion of the sale of the Boeing 747 to TWA, the current lender has agreed to a six month extension to the loan. Although the current lender has agreed to extend the term of its facility by six months, the Partnership will need to obtain a replacement lender. If unable to obtain a replacement lender, future distributions to the partners may need to be reduced or eliminated in order to retire debt and the Partnership may also need to sell assets.

7.       Reconciliation to Income Tax Method of Accounting

         The following is a reconciliation of the net income as shown in the accompanying financial statements to the taxable income reported for federal income tax purposes (in thousands):

                                                 1999        1998        1997
                                                 ----        ----        ----

Net income per financial statements             $   805     $ 1,050    $   716
Increase (decrease) resulting from:
   Depreciation                                   2,760       2,478      1,096
   Reserves for maintenance costs and
      write-downs                                    --         204        350
   Allowance for bad debts provided for book         --        (261)        20
   TBT interest income less
      TBT rental expense                         (1,492)     (1,200)      (932)
   Difference in basis of aircraft engine sold       --          (8)        24
   Maintenance reserves collected
      and related interest net of
      expenditures                                  694         215        219
   Deferred rental income                           (33)         --        (34)
   Other                                             (9)         74         66
                                                -------     -------    -------
Taxable income per federal income tax return    $ 2,725     $ 2,552    $ 1,525
                                                =======     =======    =======

         The following is a reconciliation of the amount of the Partnership's total Partnership capital as shown in the accompanying financial statements to the tax bases of the Partnership's net assets (in thousands):

                                                   1999        1998       1997
                                                   ----        ----       ----
Total Partnership capital per financial
   statements                                   $  8,600    $ 14,260   $ 19,675
Increase (decrease) resulting from:
   Commissions and expenses paid in
      connection with the sale of limited
      partnership units                            8,441       8,441      8,441
   Reserves for maintenance costs and
      write-downs including Continental lease
      settlement, accounted for as cost
      recovery                                     9,484       9,484      9,520
   Allowance for bad debts                            --          --        260
   Aircraft expenditures capitalized for
      tax, net                                       514         514        514
   Distributions payable to partners               1,600       1,600      1,632
   Deferred rental income                            112         145        282
   Maintenance reserves collected and used
      to restore aircraft net                      1,934       1,905      1,654
   Accumulated depreciation                      (14,021)    (16,781)   (19,491)
   TBT interest income less TBT rental expense    (6,614)     (5,132)    (3,955)
   Maintenance reserves payable                    1,015         350        192
   Other                                              (7)         11        (13)
                                                --------    --------   --------
Tax bases of net assets                         $ 11,058    $ 14,797   $ 18,711
                                                ========    ========   ========

8.       Fair Value of Financial Instruments

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

         Cash and cash equivalents, rents and other receivables. For these balances, carrying value approximates fair value due to their short term nature.

         Notes payable. For notes payable, carrying value approximates fair value due to its short term remaining maturity.

         Accounts payable and accrued expenses payable to affiliates, and accrued interest payable. For these balances, carrying value approximates fair value due to their short term nature.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in accountants or disagreements with accountants with respect to accounting or financial disclosure issues during 1999 or 1998.

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


         Richard S. Wiley, age 46, is President and Chairman of the Board of the Managing General Partner and Pegasus Capital Corporation ("PCC"), which was formed in 1988. Prior to forming Pegasus Capital Corporation, Mr. Wiley was a Vice President of CIS Corporation ("CIS"), a wholly-owned subsidiary of Continental Information Systems Corporation ("Continental") for the period 1986 to 1988. Mr. Wiley originated aircraft transactions throughout the world and sold aircraft to third-party investors. From 1985 to 1986, Mr. Wiley worked as Treasurer of Caterpillar Capital Company in San Diego, California. From 1983 to 1985, he served as Managing General Partner and President of RAM Financial Corporation in Houston, Texas, an equipment leasing venture capital company. Prior to joining RAM, he worked for GATX Leasing Corporation as a District Manager from 1980 to 1983. Mr. Wiley received a B.S. degree from the Indiana University School of Business and an M.B.A. from the University of California, Los Angeles.

         Carol L. Chase, Esq., age 47, is a Senior Vice President, General Counsel and Secretary of the Managing General Partner and Pegasus Capital Corporation. She is responsible for providing legal counsel for all aspects of capital equipment leasing, financing and placement. Prior to joining Pegasus, from 1987 to 1988, Ms. Chase was Senior Corporate Counsel at CIS where she provided legal counsel for transactions involving aircraft and related equipment. From 1981 to 1987, Ms. Chase was legal counsel at Transamerica Airlines where she was responsible for the legal negotiation and documentation for the purchase, sale, lease and finance of aircraft and aircraft-related equipment. Ms. Chase received a B.A. degree from California State University, Hayward and a J.D. degree from the University of California, Davis. She is a member of the State Bar of California, the American Bar Association, and the American Corporate Counsel Association.

         Robert M. Brown, 41, joined PCC in 1988 and is involved in aircraft acquisition, finance and leasing. His primary responsibility is the structuring of debt transactions which accommodate the PCC trading and long-term investing activities. Previously, he served as Vice President, Aircraft Sales, and as Regional Marketing Director during the offerings of the Partnership and an affiliated partnership. Prior to joining PCC, Mr. Brown was District Manager with the Chrysler Corporation. He holds a BA degree from Dartmouth College and an MBA from the University of Washington.

         Richard L. Funk, 62, joined PCC in 1992 and is responsible for the technical aspects of aircraft marketing, including delivery and redelivery of aircraft to airlines worldwide. From 1990 to 1992, he served as a technical marketing consultant to the aviation industry and from 1987 to 1990 he was President of Avtek Industries, Inc., an aircraft, missile, and electronic components manufacturer which he founded. From 1984 to 1986 he was President and Chief Operating Officer of Standard Aero Western, Inc., a commercial airline maintenance facility. From 1979 to 1982, he was Senior Vice President of Engineering and Maintenance at World Airways, Inc. From 1963 to 1979 he held various positions with United Air Lines, Inc., including Manager of Airframe Maintenance for a period of six years.

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

         Clifford B. Wattley, age 50, is President and a Director of the Administrative General Partner. Mr. Wattley is a Corporate Vice President with Paine Webber Incorporated, having joined the firm in 1986. He also was employed previously by Paine, Webber, Jackson & Curtis from 1979 to 1980. From 1986 to 1992, Mr. Wattley participated in Paine Webber's Principal Transactions Group. Since 1992, Mr. Wattley has been a member of the Private Investment Department. He holds a Bachelor of Science degree in engineering from Columbia University and a Masters in Business Administration from Harvard University.

         Stephen R. Dyer, age 40, is Vice President, Assistant Secretary and a Director of the Administrative General Partner. He joined Paine Webber
Incorporated in June 1988 as a Divisional Vice President and is currently a Senior Vice President and Director of Private Investments. Prior to joining Paine Webber Incorporated, Mr. Dyer had been employed, since June 1987, as an Assistant Vice President in the Retail National Products Group of L.F. Rothschild & Co. Incorporated. Prior to joining L.F. Rothschild he was employed, beginning in January 1985, as an Associate in the Real Estate Department of Thomson McKinnon Securities Inc. From July 1981 to August 1983, Mr. Dyer was on the audit staff of the accounting firm of Arthur Young & Company. He received his Bachelor of Science degree in Accounting in 1981 from Boston College and a Masters of Business Administration from Indiana University in December 1984. Mr. Dyer is a Certified Public Accountant.

         Carmine Fusco, age 31, is Vice President, Secretary, Treasurer and Chief Financial and Accounting Officer of the Administrative General Partner, he also serves as an Assistant Vice President within the Private Investments Department of PaineWebber Incorporated. Mr. Fusco had previously been employed as a Financial Valuation Consultant in the Business Valuation Group of Deloitte & Touche, LLP from January 1997 to August 1998. He was employed as a Commodity Fund Analyst in the Managed Futures Department of Dean Witter Reynolds Incorporated, from October 1994 to November 1995. Prior to joining Dean Witter, Mr. Fusco was a Mutual Fund Accountant with the Bank of New York Company Incorporated. He received his Bachelor of Science degree in Accounting and Finance in May 1991 from Rider University and a Master of Business Administration from Seton Hall University in June 1996.

ITEM 11. EXECUTIVE COMPENSATION

         No compensation was paid by the Partnership to the officers and directors of the General Partners. See Item 13 of this Report, "Certain Relationships and Related Transactions", which is incorporated herein by reference, for a description of the compensation and fees paid to the General Partners and their affiliates by the Partnership during 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (1) As of the date hereof, no person is known by the Partnership to be the beneficial owner of more than 5% of the Units of the Partnership. The Partnership has no directors or officers, and neither of the General Partners of the Partnership owns any Units. The Assignor Limited Partner for the Partnership, Pegasus Assignor L.P.A., Inc. (an affiliate of the Managing General Partner), owns 5 Units. Additionally, as of December 31, 1999, ATL Inc., an affiliate of the Administrative General Partner owns approximately 69,016 Units.


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

         (b) The following table sets forth the number of Units beneficially owned as of March 1, 2000, by directors of the Managing General Partner and the Administrative General Partner and by all directors and officers of such corporations as a group:

                                                          Number
                                                         of Units
                                                      Beneficially     Percent
                       Name                               Owned       of Class
                       ----                           ------------    --------

              Managing General Partner
              Richard S. Wiley                            3,216           *
              Robert M. Brown                               806
              All directors and officers as a group
                (4 persons)                               4,022           *

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

         Following is a summary of the amounts paid, or payable, to the General Partners and their affiliates during 1999.

         Base Management Fee. The General Partners receive a quarterly subordinated fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees paid. Of this amount, 1.0% is payable to the Managing
General Partner and 0.5% is payable to the Administrative General Partner. During 1999, the General Partners earned base management fees of $123,000.

         Incentive Management Fee. The General Partners also receive a quarterly subordinated fee, in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees), of which 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. During 1999, the General Partners earned incentive management fees of $281,000.

         Re-lease Fee. The General Partners receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is received. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. During 1999 the General Partners earned re-lease fees of $245,000.

         Beginning January 1, 1996, as part of the 1996 and 1997 class action settlement, the Administrative General Partner remits to an affiliate, all management fees as well as all 1997 and future fees and distributions received by the Administrative General Partner, for deposit into an escrow account for the benefit of the class action members.

         Accountable Expenses. The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. Such reimbursable expenses amounted to $-0- during 1999, all of which was paid or is payable to the Administrative General Partner. As discussed in Note 6 to the Financial Statements, accountable expenses declined due to the subcontracting of certain accounting services, and their cost is included in general and administrative expenses.

         During 1999, the Partnership purchased parts in connection with certain capital projects for costs totaling $875,513 from a company in which the President and Director of the Managing General Partner had an interest. In connection with certain capital projects during 1999 the Partnership paid $26,279 to a licensed maintenance provider that is affiliated with the Managing General Partner. In 1999, the Partnership paid $196,000 for two engine leases (Kitty Hawk Aircraft) to an affiliate of the Managing General Partner.

         Partnership Interest. In the aggregate, the General Partners received or were entitled to receive cash distributions of $65,000 as their allocable share of distributable cash flow for 1999. In addition, $8,000 of the Partnership's net taxable income for 1999 was allocated to the General Partners.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Report:

               1. Financial Statements: (Incorporated by reference to Item 8 of this Report, "Financial Statements and Supplementary Data").

         (b) During the fourth quarter of 1999, the Partnership did not file any reports on Form 8-K.

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

           (b) Lease Agreement dated as of September 26, 1988 by and between the Seller and Northwest Airlines, Inc. ("Lessee") (Boeing Model 727-251 airframe, SN 19977). Filed as Exhibit 10.2(d) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.*

           (c) Sublease Agreement dated as of September 26, 1988 by and between Lessee and Northwest Airlines, Inc. ("Sublessee") (Boeing Model 727-251 airframe, SN 20289). Filed as Exhibit 10.2(e) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.*

           (d) Sublease Agreement dated as of September 26, 1988 by and between Lessee and Northwest Airlines, Inc. ("Sublessee") (Boeing Model 727-251 airframe, SN 19977). Filed as Exhibit 10.2(f) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.*

           (e) Trust Agreement 258 dated as of December 23, 1988 by and between First Security Bank of Utah, National Association in its capacity as Owner Trustee ("Owner Trustee") and Registrant. Filed as Exhibit 10.2(i) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.*

           (f) Trust Agreement 267 dated as of December 23, 1988 by and between the Owner Trustee and Registrant. Filed as Exhibit 10.2(j) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.*

           (g) Amendment 1 to Lease Agreement, dated May 27, 1993, between First Security Bank of Utah, National Association as Owner Trustee and Northwest Aircraft Inc. to amend a Lease Agreement, dated September26, 1988, for one Boeing 727-200 aircraft, U.S. Registration No. N258US. Filed as Exhibit 10.1(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.*

           (h) Amendment 1 to Lease Agreement, dated May 27, 1993, between First Security Bank of Utah, National Association as Owner Trustee and Northwest Aircraft Inc. to amend a Lease Agreement, dated September 26, 1988, for one Boeing 727-200 aircraft, U.S. Registration No. N267US. Filed as Exhibit 10.1(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.*

           (i) Lease Agreement dated April 15, 1994 between First Security Bank of Utah, National Association, as Trustee, (Lessor) and Kiwi International Airlines, Inc., (Lessee) with respect to one used Boeing 727-251 Aircraft US Registration number N258US.*

           (j) Lease Agreement dated February 15, 1994, between First Security Bank of Utah, National Association, as Trustee, (Lessor) and Kiwi International Airlines, Inc., (Lessee) with respect to one used Boeing 727-251 Aircraft US Registration number N267US.*

           (k) Lease Amendment No. 1 dated March 15, 1995 with respect to the lease between First Security Bank of Utah, National Association, as Trustee, (Lessor) and Kiwi International Airlines, Inc., (Lessee) in reference 10 (1) (i) dated April 15, 1994.*

           (l) Lease Amendment No. 1 dated March 15, 1995 with respect to the lease between First Security Bank of Utah, National Association, as Trustee, (Lessor) and Kiwi International Airlines, Inc., (Lessee) in reference 10 (1) (j) dated February 15, 1994.*

10.2       (a)       Trust  Agreement  603,  dated as of October 10, 1988 by and between the Seller and Owner Trustee  providing  for, among other things,  the  acquisition of one Boeing Model 747-143
                     Aircraft  (the  "Aircraft"),   and  concurrently  therewith
                     leasing  the  Aircraft  to   Continental   Airlines,   Inc.
                     ("Lessee").  Filed as Exhibit  10.3(b) to the  Registrant's
                     Annual Report on Form 10-K for the year ended  December 31,
                     1988.*

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

Dated: March 29, 2000

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

                                   By:    /s/ CLIFFORD B. WATTLEY
                                          Clifford B. Wattley
                                          President and Director

                                   By:    /s/ CARMINE FUSCO
                                          Carmine Fusco
                                          Vice President, Secretary,
                                          Treasurer and Chief Financial
                                          and Accounting Officer

                                   By:    Pegasus Aircraft Management
                                          Corporation
                                          Managing General Partner

                                   By:    /s/ RICHARD S. WILEY
                                          Richard S. Wiley
                                          President and Chairman
                                          of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2000.

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