Form 10-Q
period 2000-03-31
PEGASUS AIRCRAFT PARTNERS L P
filed 2000-05-15
CIK 835900

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549
(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2000
                              --------------------------------------------------

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


                       This document consists of 16 pages.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                          QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART 1   FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Balance Sheets - March 31, 2000 and December 31, 1999        3

                 Statements of Income for the three months ended March 31,
                 2000 and 1999                                                4

                 Statements of Partners' Capital for the three months ended
                 March 31, 2000 and 1999                                      5

                 Statements of Cash Flows for the three months ended
                 March 31, 2000 and 1999                                      6

                 Notes to Financial Statements                                7

         Item 2. Management's Discussion and Analysis of Financial
                 Conditions and Results of Operations                        11

PART II  OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                            14

         Signature                                                           15

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  Financial Statements

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

       BALANCE SHEETS -- MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 1999
       ------------------------------------------------------------------

                                                       2000         1999
                                                       ----         ----
                                                (in thousands, except unit data)

                                     ASSETS
                                     ------
Cash and cash equivalents                            $    793     $  1,873
Rent receivable                                           476          476
Aircraft, net                                          24,539       24,573
Other assets                                             --             50
                                                     --------     --------
   Total Assets                                      $ 25,808     $ 26,972
                                                     ========     ========


                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

LIABILITIES:
   Notes payable                                     $ 14,000     $ 14,000
   Accounts payable and accrued expenses                  109          111
   Payable to affiliates                                  696          491
   Deferred rental income and deposits                  1,185        1,185
   Distributions payable to partners                    1,616        1,616
   Maintenance reserves payable                         1,203          969
                                                     --------     --------
     Total Liabilities                                 18,809       18,372
                                                     --------     --------

COMMITMENTS AND CONTINGENCIES (Notes 2 and 4)

PARTNERS' CAPITAL:
   General Partners                                      (726)        (710)
   Limited Partners (4,000,005 units issued and
    outstanding in 2000 and 1999)                       7,725        9,310
                                                     --------     --------
     Total Partners' Capital                            6,999        8,600
                                                     --------     --------
       Total Liabilities and Partners' Capital       $ 25,808     $ 26,972
                                                     ========     ========


   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                              STATEMENTS OF INCOME
                              --------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
               --------------------------------------------------
                                   (unaudited)

                                                          2000           1999
                                                          ----           ----
                                                      (in thousands, except unit
                                                      data and per unit amounts)
REVENUE:
   Rentals from operating leases                       $    2,012     $    2,006
   Interest                                                    21             17
                                                       ----------     ----------
                                                            2,033          2,023
                                                       ----------     ----------
EXPENSES:
   Depreciation and amortization                            1,337          1,262
   Interest                                                   363            228
   Management and re-lease fees                               154            163
   General and administrative                                  58             55
   Direct lease                                                22             25
   Engine rental and other                                     84           --
                                                       ----------     ----------
                                                            2,018          1,733
                                                       ----------     ----------
NET INCOME                                             $       15     $      290
                                                       ==========     ==========

NET INCOME ALLOCATED:
   To the General Partners                             $     --       $        3
   To the Limited Partners                                     15            287
                                                       ----------     ----------
                                                       $       15     $      290
                                                       ==========     ==========

NET INCOME PER LIMITED PARTNERSHIP UNIT                $     --       $      .07
                                                       ==========     ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
PARTNERSHIP UNITS ISSUED AND OUTSTANDING                4,000,005      4,000,005
                                                       ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                         STATEMENTS OF PARTNERS' CAPITAL
                         -------------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
               --------------------------------------------------
                                   (unaudited)



                                                General     Limited
                                               Partners    Partners      Total
                                               --------    --------      -----
                                                (dollar amounts in thousands)

Balance, January 1, 2000                       $   (710)   $  9,310    $  8,600

   Net income                                      --            15          15

   Distributions declared to partners               (16)     (1,600)     (1,616)
                                               --------    --------    --------

Balance, March 31, 2000                        $   (726)   $  7,725    $  6,999
                                               ========    ========    ========


Balance, January 1, 1999                       $   (653)   $ 14,913    $ 14,260

   Net income                                         3         287         290

   Distributions declared to partners               (16)     (1,600)     (1,616)
                                               --------    --------    --------

Balance, March 31, 1999                        $   (666)   $ 13,600    $ 12,934
                                               ========    ========    ========


   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
               --------------------------------------------------
                                   (unaudited)

                                                          2000        1999
                                                          ----        ----
                                                   (dollar amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                           $    15     $   290
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                        1,337       1,262
     Change in assets and liabilities:
       Other assets                                          50          10
       Accounts payable and accrued expenses                 (2)        (29)
       Payable to affiliates                                205         163
       Deferred rental income and deposits                 --           180
       Maintenance reserves payable                         234         126
                                                        -------     -------
         Net cash provided by operating activities        1,839       2,002
                                                        -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capitalized aircraft improvements                     (1,303)     (1,592)
                                                        -------     -------
         Net cash used in investing activities           (1,303)     (1,592)
                                                        -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions paid to partners                   (1,616)     (1,616)
                                                        -------     -------
         Net cash used in financing activities           (1,616)     (1,616)
                                                        -------     -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                (1,080)     (1,206)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          1,873       2,129
                                                        -------     -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $   793     $   923
                                                        =======     =======

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                        $   360     $   225
                                                        =======     =======


   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                 MARCH 31, 2000
                                 --------------
                                   (unaudited)

1.       General

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partners, all adjustments necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant assumptions and estimates relate to useful life and recoverability of the aircraft values. Actual results could differ from such estimates. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1999. (Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.)

2.       Aircraft

         The Partnership's net investment in aircraft as of March 31, 2000 and December 31, 1999 consisted of the following (in thousands):

                                                           2000          1999
                                                           ----          ----

Aircraft on operating leases, at cost                    $ 90,019      $ 88,716
Less:    Accumulated depreciation                         (55,996)      (54,659)
         Write-downs                                       (5,811)       (5,811)
         Net lease settlement proceeds accounted for
           as cost recovery                                (3,673)       (3,673)
                                                         --------      --------
         Aircraft, net                                   $ 24,539      $ 24,573
                                                         ========      ========

         Kitty Hawk Aircargo, Inc. ("Kitty Hawk"). The Boeing 727-200 Advanced aircraft formerly leased to Continental was hushkitted, converted to a freighter and delivered to Kitty Hawk in August, 1999. Kitty Hawk is a Dallas, Texas based operator of more than 100 freighter aircraft. The lease agreement provides for 84 months rent at $117,800 per month. Kitty Hawk has provided a security deposit of $236,000 and is obligated to fund maintenance reserves, in the aggregate, at a rate of $375 per flight hour. Compliance with the recently issued AD relating to freighter conversions was performed in conjunction with the conversion. The Partnership invested approximately $4.4 million in hushkitting, a C-check and the cargo conversion. (See also Note 5 to the unaudited Financial Statements, "Subsequent Events").

         During the quarter ended March 31, 2000, the Partnership invested approximately $1.3 million with respect to the overhaul of two engines for the Boeing 727-200 aircraft leased to Kitty Hawk. While these engines were being overhauled, the Partnership had been leasing two other engines from an affiliate of the Managing General Partner. One of the overhauled engines was re-installed on the aircraft and the leased engine removed and returned to the Affiliate. The Partnership exchanged with the Managing General Partner's affiliate, the second overhauled engine for the other leased engine.

         Trans World Airlines, Inc. ("TWA"). The lease on the Boeing 747-100 with TWA expires in July, 2000. Subject to final documentation, the Partnership agreed to sell the aircraft to TWA in January 2000 for $4.36 million and to the payment of a monthly rental rate from September 1999 until January 2000 of $90,000 per month. TWA requested and was granted an extension of the closing date on the sale to early April 2000 and will pay rent of $90,000 per month up to the closing date. The General Partners negotiated the sale of the Boeing 747-100, as the aircraft would soon require a heavy maintenance check and the leasing market for such an aircraft is very limited. TWA has agreed to a six month extension of the lease at the existing lease rate for the Partnership's MD-82. (See Note 5 to the unaudited Financial Statements, "Subsequent Events").

         Sky Trek International Airlines, Inc. ("Sky Trek"). Due to arrearages in rent and maintenance reserve payments, Sky Trek was placed on non-accrual status beginning October 1, 1998. For the period January 1, 2000 through March 31, 2000, Sky Trek has paid all but $126,000 in rent (44% of scheduled rentals) and $38,000 in maintenance reserve payments. Of the total amount of arrearages, only $190,000 has been accrued and is included in rent and other receivables on the balance sheet. Sky Trek has provided a security deposit of $190,000 with respect to this lease.

         Prior arrearages will need to be addressed in an overall recapitalization plan of Sky Trek. If Sky Trek is unsuccessful in raising additional capital, the Partnership may need to repossess the aircraft and search for a new lessee. There can be no assurance as to the timeliness or success of such a remarketing effort. Sky Trek is now operating under the Discovery Airlines name. In mid-April, Sky Trek agreed with the Federal Aviation Administration to a suspension of operations due to problems with its maintenance and training programs and personnel qualifications. Given the grounding of Sky Trek's fleet, the company is not generating any revenues.
(See Note 5 to the unaudited Financial Statements, "Subsequent Events").

3.       Transactions With Affiliates

         Base Management Fees: The General Partners are entitled to receive a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees paid. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. The General Partners earned $30,000 of base management fees during the three months ended March 31, 2000.

         Incentive Management Fees: The General Partners also are entitled to receive a quarterly subordinated incentive management fee in an amount equal to 4.5% of quarterly cash flows and sales proceeds (net of resale fees). Of this amount, 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. The General Partners earned $64,000 of incentive management fees during the three months ended March 31, 2000.

         Re-lease Fees: The General Partners are entitled to receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is made. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. The General Partners earned $60,000 of re-lease fees during the three months ended March 31, 2000.

         All of the above fees are subordinated to the limited partners receiving an 8% annual non-cumulative return based upon original contributed capital (as adjusted per the Partnership agreement).

         Beginning July 1, 1995, as part of the 1996 and 1997 class action settlement, the Administrative General Partner remits to an affiliate, all management fees as well as all 1997 and future fees and distributions received by the Administrative General Partner, for deposit into an escrow account for the benefit of the class action members.

         Accountable General and Administrative Expenses: The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. There were no reimbursable expenses, during the three months ended March 31, 2000, payable to the Administrative General Partner.

         During the quarter ended March 31, 2000, the Partnership paid an affiliate of the Managing General Partner $84,000 for the lease of two JT8D-9A engines for the Boeing 727-200 aircraft on lease to Kitty Hawk.

4.       Notes Payable

         In February 1999, the Partnership's lender agreed to increase its commitment from $10 million to $14.5 million and the interest rate increased from 1.25% to 1.5% over prime, all of which is due in April 2000. The outstanding balance under this line of credit at March 31, 2000 was $14 million and the interest rate was 10.5%. Subject to the completion of the sale of the Boeing 747 to TWA and a pay down in debt, the current lender has agreed to a six month extension to the loan. Although the current lender agreed to extend the term of its facility by six months, the Partnership will need to obtain a replacement lender. If unable to obtain a replacement lender, future distributions to the partners may need to be reduced or eliminated in order to retire debt and the Partnership may also need to sell assets. Also, while the current loan requires interest only payments, a replacement lender may require amortization of principal, which would reduce further cash available for distribution.

5.       Subsequent Events

         The Boeing 747-100 was sold to TWA in April 2000 for $4.36 million. Three hundred, sixty thousand dollars ($360,000) of the sale price was offset against the TWA deposit of a similar amount held by the Partnership. Proceeds of the sale were used to pay down $2.95 million of debt and $1.05 million was retained for working capital purposes.

         Kitty Hawk, Inc. (the parent company of Kitty Hawk Aircargo, Inc.) issued a press release on April 11, 2000 disclosing the resignation of its Chief Financial Officer, a potential major write-down in the value of its fleet of

L-1011's, lack of compliance with certain debt covenants which may require the expenditure of $35 million to cure, an inability to meet a May 15th interest payment on senior secured notes and the fact that their auditor's opinion will include a going-concern modification. On April 11, 2000, Standard and Poor's lowered Kitty Hawk, Inc.'s corporate credit, bank loan and senior secured debt rating from "B+" to "CCC." Kitty Hawk failed to make its May 1, 2000 lease payment and filed for protection under Chapter 11 of the U.S. Bankruptcy Code on the same day. Kitty Hawk also has 60 days to affirm or reject the Partnership's lease under Chapter 11 of the U.S. Bankruptcy code.

         In early May, the Partnership and Sky Trek agreed to a termination of the lease on the Boeing 727-200 aircraft in order to obtain possession of the aircraft in an orderly manner. The Partnership's aircraft currently requires a C-check. The General Partners are evaluating the options with respect to the remarketing of the aircraft and its engines and past rent and reserves owed. Sky Trek filed for protection under Chapter 11 of the U.S. Bankruptcy Code on May 12, 2000.

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

Liquidity and Capital Resources
-------------------------------

         The Partnership owns and manages a diversified portfolio of commercial passenger and freighter aircraft and makes quarterly distributions to the partners of net cash flow generated by operations in the current and/or prior quarters. In certain situations, the Partnership may retain cash flow from operations to finance authorized capital expenditures.

         The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, highly liquid investments or a fund that invests in such instruments. At March 31, 2000, the Partnership's unrestricted cash and cash equivalents of $793,000 was primarily invested in such a fund. This amount was $1,080,000 less than the Partnership's unrestricted cash and cash equivalents at December 31, 1999 of $1,873,000. This decrease in unrestricted cash was attributable to the amount by which cash distributions to partners and capitalized aircraft improvements exceeded cash generated by operating activities during the three months ended March 31, 2000.

         In 1999, Sky Trek succeeded in attracting additional capital, but continues to struggle with liquidity. In mid-April, Sky Trek agreed with the Federal Aviation Administration to a suspension of operations due to problems with its maintenance and training programs and personnel qualifications. If Sky Trek is unsuccessful in raising further additional capital, the Partnership may need to repossess the aircraft and search for a new lessee. There can be no assurance as to the timeliness or success of such a remarketing effort. (See
Note 5 to the unaudited Financial Statements, "Subsequent Events").

         Although TWA had a cash position of $165 million at March 31, 2000, given TWA's historical financial difficulties, its ongoing financial losses are of concern. A default or deferral of lease payments on the part of Sky Trek, or Kitty Hawk, or any other lessee, may affect quarterly distributions. TWA accounted for 41% of the Partnership's lease revenue during the first quarter of 2000. Kitty Hawk was current on all payments to the Partnership as of March 31, 2000, but filed for Chapter 11 bankruptcy protection on May 1, 2000. (See Note 5 to the unaudited Financial Statements, "Subsequent Events").

         Other assets decreased from $50,000 at December 31, 1999 to $-0- at March 31, 2000, due to a decrease in prepaid expenses.

         Payable to affiliates increased by $205,000, from $491,000 at December 31, 1999 to $696,000 at March 31, 2000, primarily due to the additional management fees that have been accrued but not yet paid.

         Maintenance reserves payable increased by $234,000 from $969,000 at December 31, 1999 to $1,203,000 at March 31, 2000, due to maintenance reserve payments received from TNT, Kitty Hawk and Sky Trek.

         During the three months ended March 31, 2000, the Partnership paid cash distributions pertaining to the fourth quarter of 1999. The quarterly distribution represented an annualized rate equal to 8% of contributed capital ($.40 per Unit). The amount of each distribution will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position. A similar distribution for the first quarter of 2000 was paid on April 25, 2000. With the reduction in rent and sale of the Boeing 747 to TWA, the Partnership will be generating less cash on an operating basis than is necessary to sustain this distribution level.

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes, approximately 99% of the cash distributions declared for the quarter ended March 31, 2000, constituted a return of capital. Also, based on the amount of net income reported by the Partnership for accounting purposes, approximately 74% of the cash distributions paid to the partners from inception of the Partnership through March 31, 2000 constituted a return of capital. However, the total actual return on capital over the Partnership's life can only be determined at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized.

         In February 1999, the lender further agreed to increase the borrowing commitment from $10 million to $14.5 million and increase the interest rate from 1.25% to 1.5% over prime, all of which is due in April 2000. The outstanding balance under this line of credit at March 31, 2000 was $14 million and the interest rate was 10.5%. Subject to the completion of the sale of the Boeing 747 to TWA, the current lender has agreed to a six month extension to the loan. (See
Note 5 to the unaudited Financial Statements, "Subsequent Events"). Although the current lender agreed to extend the term of its facility by six months, the Partnership will need to obtain a replacement lender. If unable to obtain a replacement lender, future distributions to the partners may need to be reduced or eliminated in order to retire debt and the Partnership may also need to sell assets. The Limited Partnership Agreement permits the Partnership to borrow up to 35% (or $28,000,000) of the original offering proceeds for improvements, enhancement or maintenance of aircraft.

         With the exception of the Boeing 747 aircraft, discussed above, all of the Partnership's assets are subject to leases with remaining terms of at least 14 months.

         During the quarter ended March 31, 2000, the Partnership invested approximately $1.3 million with respect to the overhaul of two engines for the Boeing 727-200 aircraft leased to Kitty Hawk.

Results of Operations
---------------------

         The Partnership's net income was $15,000 for the three months ended March 31, 2000 ("2000 Quarter") as compared to $290,000 for the quarter ended March 31, 1999 ("1999 Quarter"). Net income per limited partnership unit also decreased to $.00 for the 2000 Quarter from net income of $.07 per Unit for the 1999 Quarter.

         The decrease in the Partnership's net income for the 2000 Quarter resulted primarily from increases in depreciation, interest expense and engine rental expense, partially offset by decreases in certain operating expenses and slight increases in revenues, as discussed below.

         Depreciation expense for the 2000 Quarter increased by $75,000, or 6%, in comparison to the 1999 Quarter. The increase was primarily due to depreciation in the 2000 Quarter for the Boeing 727-200 aircraft leased to Kitty Hawk. There was no corresponding expense in the 1999 Quarter, since the aircraft was undergoing a cargo conversion.

         Interest expense increased by $135,000, or 59%, in the 2000 Quarter as compared to the 1999 Quarter, due to an increase in borrowings and the interest rate thereon, to fund capitalized aircraft improvements.

         Engine rental expense was $84,000 during the 2000 Period, due to the Partnership temporarily renting two JT8D-9A engines, from an affiliate of the Managing General Partner, for the aircraft leased to Kitty Hawk. There was no corresponding expense during the 1999 Period.

         Interest income for the 2000 Quarter increased by $4,000, or 24%, in comparison to the 1999 Quarter. The increase was primarily attributable to the higher cash balance maintained during the beginning of the first quarter of 2000, on which interest was earned, and higher interest rates in the 2000 Quarter compared to the 1999 Quarter.

         Management and re-lease fees payable to the General Partners for the 2000 Quarter decreased $9,000, or 6%, in comparison to the 1999 Quarter, which was attributable to higher cash expenses in the 2000 Quarter, which serves as the basis for incentive management fees.

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits and reports to be filed: none

              27. Financial Data Schedule (in electronic format only).

         (b) The Partnership did not file any reports on Form 8-K during the first quarter of the fiscal year ending December 31, 2000.

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

                                    Pegasus Aircraft Partners, L.P.
                                    (Registrant)

                                    By: Air Transport Leasing, Inc.
                                        Administrative General Partner

Date:  May 12, 2000                 By: /s/ CARMINE FUSCO
                                        -----------------
                                        Carmine Fusco
                                        Vice President, Secretary, Treasurer and
                                        Chief Financial and Accounting Officer