Form 10-Q
period 2000-06-30
PEGASUS AIRCRAFT PARTNERS L P
filed 2000-08-11
CIK 835900

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2000
                              --------------------------------------------------

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


                       This document consists of 18 pages.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                   QUARTER AND SIX MONTHS ENDED JUNE 30, 2000

                                TABLE OF CONTENTS



                                                                            Page

  PART I.   FINANCIAL INFORMATION

            Item 1.    Financial Statements (unaudited)

                       Balance Sheets - June 30, 2000 and December 31, 1999   3

                       Statements of Income for the three months
                       ended June 30, 2000 and 1999                           4

                       Statements of Income for the six months
                       ended June 30, 2000 and 1999                           5

                       Statements of Partners' Capital for the six
                       months ended June 30, 2000 and 1999                    6

                       Statements of Cash Flows for the six
                       months ended June 30, 2000 and 1999                    7

                       Notes to Financial Statements                          8

            Item 2.    Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                   12


  PART II.  OTHER INFORMATION

            Item 6.    Exhibits and Reports on Form 8-K                      16

            Signature                                                        17

                          PART I. FINANCIAL INFORMATION
                          -----------------------------


ITEM 1.       Financial Statements
              --------------------

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

        BALANCE SHEETS -- JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999
        -----------------------------------------------------------------

                                                        2000        1999
                                                        ----        ----
                                                (in thousands, except unit data)

                                     ASSETS
                                     ------
Cash and cash equivalents                             $  1,406    $  1,873
Rent and other receivables                                 467         476
Aircraft, net                                           20,307      24,573
Other assets                                                 5          50
                                                      --------    --------
     Total Assets                                     $ 22,185    $ 26,972
                                                      ========    ========

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

LIABILITIES:
  Notes payable                                       $ 11,050    $ 14,000
  Accounts payable and accrued expenses                     77         111
  Payable to affiliates                                    821         491
  Deferred rental income and deposits                      523       1,185
  Distributions payable to partners                      1,212       1,616
  Maintenance reserves payable                           1,389         969
                                                      --------    --------
     Total Liabilities                                  15,072      18,372
                                                      --------    --------

COMMITMENTS AND CONTINGENCIES (Notes 2 and 4)

PARTNERS' CAPITAL:
  General Partners                                          74        (710)
  Limited Partners (4,000,005 units issued and
    outstanding in 2000 and 1999)                        7,039       9,310
                                                      --------    --------
     Total Partners' Capital                             7,113       8,600
                                                      --------    --------
        Total Liabilities and Partners' Capital       $ 22,185    $ 26,972
                                                      ========    ========

   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                              STATEMENTS OF INCOME
                              --------------------

                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                -------------------------------------------------
                                   (unaudited)

                                                         2000            1999
                                                         ----            ----
                                                      (in thousands, except unit
                                                      data and per unit amounts)
REVENUE:
   Rentals from operating leases                      $    1,683      $    2,055
   Gain on sale of aircraft                                1,611              --
   Interest                                                   13              15
   Other                                                     181              --
                                                      ----------      ----------
                                                           3,488           2,070
                                                      ----------      ----------


EXPENSES:
   Depreciation and amortization                             941           1,261
   Write-downs                                               500              --
   Management and re-lease fees                              333             165
   General and administrative                                 59              46
   Interest                                                  306             283
   Direct lease                                               23              22
                                                      ----------      ----------
                                                           2,162           1,777
                                                      ----------      ----------
NET INCOME                                            $    1,326      $      293
                                                      ==========      ==========

NET INCOME ALLOCATED:
   To the General Partners                            $      812      $        3
   To the Limited Partners                                   514             290
                                                      ----------      ----------
                                                      $    1,326      $      293
                                                      ==========      ==========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                                   $      .13      $      .07
                                                      ==========      ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
   PARTNERSHIP UNITS ISSUED AND
    OUTSTANDING                                        4,000,005       4,000,005
                                                      ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                              STATEMENTS OF INCOME
                              --------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                 -----------------------------------------------
                                   (unaudited)


                                                         2000            1999
                                                         ----            ----
                                                      (in thousands, except unit
                                                      data and per unit amounts)

REVENUE:
   Rentals from operating leases                      $    3,695      $    4,061
   Gain on sale of aircraft                                1,611              --
   Interest                                                   34              32
   Other                                                     181              --
                                                      ----------      ----------
                                                           5,521           4,093
                                                      ----------      ----------

EXPENSES:
   Depreciation and amortization                           2,278           2,523
   Write-downs                                               500              --
   Management and re-lease fees                              487             328
   General and administrative                                117             101
   Interest                                                  669             511
   Direct lease                                               45              47
   Engine rental and other                                    84              --
                                                      ----------      ----------
                                                           4,180           3,510
                                                      ----------      ----------

NET INCOME                                            $    1,341      $      583
                                                      ==========      ==========

NET INCOME ALLOCATED:
   To the General Partners                            $      812      $        6
   To the Limited Partners                                   529             577
                                                      ----------      ----------
                                                      $    1,341      $      583
                                                      ==========      ==========

NET INCOME PER LIMITED
    PARTNERSHIP UNIT                                  $      .13      $      .14
                                                      ==========      ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
    PARTNERSHIP UNITS ISSUED AND
     OUTSTANDING                                       4,000,005       4,000,005
                                                      ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                         STATEMENTS OF PARTNERS' CAPITAL
                         -------------------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                 -----------------------------------------------
                                   (unaudited)



                                                  General    Limited
                                                 Partners   Partners     Total
                                                 --------   --------     -----
                                                  (dollar amounts in thousands)

Balance, January 1, 2000                         $   (710)  $  9,310   $  8,600

      Net income                                      812        529      1,341

      Distributions declared to partners              (28)    (2,800)    (2,828)
                                                 --------   --------   --------

Balance, June 30, 2000                           $     74   $  7,039   $  7,113
                                                 ========   ========   ========


Balance, January 1, 1999                         $   (653)  $ 14,913   $ 14,260

      Net income                                        6        577        583

      Distributions declared to partners              (32)    (3,200)    (3,232)
                                                 --------   --------   --------

Balance, June 30, 1999                           $   (679)  $ 12,290   $ 11,611
                                                 ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                 -----------------------------------------------
                                   (unaudited)
                                                         2000         1999
                                                         ----         ----
                                                   (dollar amounts in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income                                           $ 1,341     $   583
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization                       2,278       2,523
      Gain on sale of aircraft                           (1,611)         --
      Write-downs                                           500          --
      Change in assets and liabilities:
       Rent and other receivables                             9          --
       Other assets                                          45           9
       Accounts payable and accrued expenses                (34)        (24)
       Payable to affiliates                                330         177
       Accrued interest payable                              --          89
       Deferred rental income and deposits                 (662)        180
       Maintenance reserves payable                         420         205
                                                        -------     -------
         Net cash provided by operating activities        2,616       3,742
                                                        -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capitalized aircraft improvements                     (1,261)     (3,407)
   Proceeds from sale of aircraft                         4,360          --
                                                        -------     -------
         Net cash provided by (used) in investing
           activities                                     3,099      (3,407)
                                                        -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions paid to partners                   (3,232)     (3,232)
   Proceeds from notes payable                               --       4,000
   Repayment of notes payable                            (2,950)         --
                                                        -------     -------
         Net cash provided by (used in) financing
           activities                                    (6,182)        768
                                                        -------     -------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                    (467)      1,103

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                    1,873       2,129
                                                        -------     -------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                        $ 1,406     $ 3,232
                                                        =======     =======

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                           $   666     $   415

   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                  JUNE 30, 2000
                                  -------------
                                   (unaudited)
1.       General

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partners, all adjustments necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant assumptions and estimates relate to useful life and recoverability of the aircraft values. Actual results could differ from such estimates. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1999. (Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.)


2.       Aircraft

         The Partnership's net investment in aircraft as of June 30, 2000 and December 31, 1999 consisted of the following (in thousands):

                                                            2000          1999
                                                            ----          ----

Aircraft on operating leases, at cost                    $ 59,100      $ 88,716
Less:    Accumulated depreciation                         (38,031)      (54,659)
         Write-downs                                       (3,178)       (5,811)
         Net lease settlement proceeds accounted for as
           cost recovery                                       --        (3,673)
                                                         --------      --------
                                                         $ 17,891      $ 24,573
                                                         --------      --------

Aircraft held for lease, at cost                         $ 11,915      $     --
Less:    Accumulated depreciation                          (6,365)           --
         Write-downs                                       (3,134)           --
                                                         --------      --------
                                                            2,416            --
                                                         --------      --------
         Aircraft, net                                   $ 20,307      $ 24,573
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

         During the six months ended June 30, 2000, the Partnership invested approximately $1.3 million with respect to the overhaul of two engines for the Boeing 727-200 aircraft leased to Kitty Hawk. While these engines were being overhauled, the Partnership leased two other engines from an affiliate of the Managing General Partner. One of the overhauled engines was re-installed on the aircraft and the leased engine removed and returned to the Affiliate. The Partnership exchanged with the Managing General Partner's affiliate, the second overhauled engine for the other leased engine.

         Kitty Hawk, Inc. (the parent company of Kitty Hawk Aircargo, Inc.) issued a press release on April 11, 2000 disclosing a potential major write-down in the value of its fleet of L-1011's, lack of compliance with certain debt covenants which may require the expenditure of $35 million to cure, an inability to meet a May 15th interest payment on senior secured notes and the fact that their auditor's opinion will include a going-concern modification. Kitty Hawk filed for protection under Chapter 11 of the U.S. Bankruptcy Code on May 1, 2000, but, with Bankruptcy Court approval, has made all payments due to the Partnership as of June 30, 2000.

         Trans World Airlines, Inc. ("TWA"). The Boeing 747-100 was sold to TWA in April 2000 for $4.36 million. Three hundred, sixty thousand dollars ($360,000) of the sale price was offset against the TWA deposit of a similar amount held by the Partnership. Proceeds of the sale were used to pay down $2.95 million of debt and $1.05 million was retained for working capital purposes. The General Partners negotiated the sale of the Boeing 747-100, as the aircraft would have soon required a heavy maintenance check and the leasing market for such an aircraft is very limited. TWA has also agreed to a six month extension of the lease at the existing lease rate for the Partnership's MD-82.

         Sky Trek International Airlines, Inc. ("Sky Trek"). Sky Trek, d.b.a. Discovery Airlines, had leased a hushkitted Boeing 727-200 at the lease rate of $95,000 per month, plus maintenance reserves. Due to arrearages in rent and maintenance reserve payments, Sky Trek was placed on non-accrual status beginning October 1, 1998. In mid-April, Sky Trek agreed with the Federal Aviation Administration to a suspension of operations due to problems with its maintenance and training programs and personnel qualifications. Given the grounding of Sky Trek's fleet, the company was not generating any revenues.

         On May 1, 2000, the Partnership and Sky Trek agreed to a termination of the lease on the Boeing 727-200 aircraft in order to obtain possession of the aircraft in an orderly manner. The aircraft is currently located at a maintenance facility which is partially owned by an affiliate of the Managing General Partner. The aircraft currently requires a C-check. The General Partners are evaluating the options with respect to the remarketing of the aircraft and its engines. The Partnership wrote down the carrying value of this aircraft by $500,000, in the quarter ended June 30, 2000, to approximate current market value.

         Sky Trek filed for protection under Chapter 11 of the U.S. Bankruptcy Code on May 12, 2000 and its bankruptcy filing was recently converted to a Chapter 7 liquidation. For the period January 1, 2000 through May 1, 2000, Sky Trek owed approximately $380,000 in rent and $168,000 in maintenance reserves. For the period January 1, 2000 through May 1, 2000, Sky Trek paid approximately $159,000 in rent and $99,000 in maintenance reserves. During the quarter ended

June 30, 2000, Sky Trek's $190,000 security deposit was applied against its $190,000 rent receivable.


3.       Transactions With Affiliates

         Base Management Fees: The General Partners are entitled to receive a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees paid. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. The General Partners earned a total of $25,000 and $55,000 of base management fees during the quarter and six months ended June 30, 2000, respectively.

         Incentive Management Fees: The General Partners also are entitled to receive a quarterly subordinated incentive management fee in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees). Of this amount, 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. The General Partners earned a total of $260,000 and $324,000 of incentive management fees during the quarter and six months ended June 30, 2000, respectively.

         Re-lease Fees: The General Partners are entitled to receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is made. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. The General Partners earned a total of $48,000 and $108,000 of re-lease fees during the quarter and six months ended June 30, 2000, respectively.

         Payment of the above fees is subordinated to the limited partners receiving an 8% annual non-cumulative return based upon original contributed capital (as defined and adjusted per the Partnership agreement). Fees not paid on a current basis are accrued. Pursuant to the terms of the Partnership Agreement, the General Partner's Capital Accounts were allocated $807,000 of the gain due to the sale of the Boeing 747-100 aircraft. Since 1996, as part of a class action settlement, an affiliate of the Administrative General Partner places fees and distributions remitted to it by the Administrative General Partner into an account for the benefit of the class action members.

         Accountable General and Administrative Expenses: The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. There were no reimbursable expenses, during the three and six months ended June 30, 2000, payable to the Administrative General Partner.

         During the six months ended June 30, 2000, the Partnership paid an affiliate of the Managing General Partner $84,000 for the lease of two JT8D-9A engines for the Boeing 727-200 aircraft on lease to Kitty Hawk. Additionally, the Partnership paid $3,000 to a maintenance facility that is affiliated with the Managing General Partner.

4.       Notes Payable

         In February 1999, the Partnership's lender agreed to increase its commitment from $10 million to $14.5 million and the interest rate increased from 1.25% to 1.5% over prime, all of which was due in April 2000. Subject to the completion of the sale of the Boeing 747 to TWA and the pay down in debt, the current lender agreed to a six month extension to the loan. The outstanding balance under this line of credit at June 30, 2000 was $11.05 million and the interest rate was 11%. Although the current lender agreed to extend the term of its facility by six months, the Partnership will need to obtain a replacement lender. If unable to obtain a replacement lender, future distributions to the partners may need to be reduced or eliminated in order to retire debt and the Partnership may also need to sell assets. Also, while the current loan requires interest only payments, a replacement lender may require amortization of principal, which will reduce cash available for distribution.

ITEM 2.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations
          ---------------------

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

         The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, highly liquid investments or a fund that invests in such instruments. At June 30, 2000, the Partnership's unrestricted cash and cash equivalents of $1,406,000 was primarily invested in such a fund. This amount was $467,000 less than the Partnership's unrestricted cash and cash equivalents at December 31, 1999 of $1,873,000. This decrease in unrestricted cash was attributable to the amount by which cash distributions to partners, repayments of notes payable and capitalized aircraft improvements exceeded cash generated by operating activities and sales proceeds during the six months ended June 30, 2000.

         In April 2000, the Partnership sold one Boeing 747-100 to its former lessee, TWA, for total consideration of $4,360,000. As part of the sale, the Partnership retained deposits received from TWA, aggregating $360,000, which had been held by the Partnership, applying them towards the sales price for this aircraft. As a result, the Partnership recognized a net gain of $1,611,000 on the sale of this aircraft during the second quarter 2000.

         Although TWA had a cash position of $194 million at June 30, 2000 and reported a slightly narrower loss during the second quarter of 2000, versus the prior year's quarter, given TWA's historical financial difficulties, its ongoing financial losses are of concern. A default or deferral of lease payments on the part of TWA, or Kitty Hawk, or any other lessee, may affect quarterly distributions. TWA accounted for 38% of the Partnership's lease revenue during the first six months of 2000. Kitty Hawk was current on all payments due to the Partnership as of June 30, 2000, but filed for Chapter 11 bankruptcy protection on May 1, 2000.

         Other assets decreased by $45,000 from $50,000 at December 31, 1999 to $5,000 at June 30, 2000, due to a decrease in prepaid expenses.

         Notes payable decreased by $2,950,000, from $14,000,000 at December 31, 1999 to $11,050,000 at June 30, 2000, due to the pay down of debt from the proceeds of the aircraft sale to TWA, as discussed above.

         Deferred rental income and deposits decreased by $662,000, from $1,185,000 at December 31, 1999 to $523,000 at June 30, 2000. This decrease was due to the application of security deposits and deferred rents from TWA towards the aircraft sale, as discussed above, and the application of the Sky Trek deposit against its rent receivable.

         Payable to affiliates increased by $330,000, from $491,000 at December 31, 1999 to $821,000 at June 30, 2000, due to additional management fees that have been accrued but not yet paid.

         Maintenance reserves payable increased by $420,000, from $969,000 at December 31, 1999 to $1,389,000 at June 30, 2000, primarily due to the receipt of payments from lessees during the six months ended June 30, 2000.

         During the six months ended June 30, 2000, the Partnership paid cash distributions pertaining to the first quarter of 2000 and the last quarter of 1999. The quarterly distributions represented an annualized rate equal to 8% of contributed capital ($.40 per Unit). The distribution for the second quarter of 2000 was paid in July, 2000 at an annualized rate of 6% of contributed capital ($.30 per Unit). The $0.30 per Unit is a decrease from the $0.40 per Unit distributions paid for the first quarter 2000. With the sale of the Boeing 747 to TWA and the off-lease status of the Boeing 727-200 previously leased to Sky Trek, the Partnership is generating less cash on an operating basis which has necessitated the reduction in the distribution. A replacement lender will likely require debt amortization, which will further reduce future cash available for distribution. As has historically been the case, the amount of future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position.

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes (which included revenue resulting from the sale of the Boeing 747-100 aircraft in the 2nd quarter 2000), no portion of the cash distributions declared for the quarter ended June 30, 2000, constituted a return of capital. Also, based on the amount of net income reported by the Partnership for accounting purposes, approximately 73% of the cash distributions paid to the partners from inception of the Partnership through June 30, 2000 constituted a return of capital. However, the total actual return on capital over the Partnership's life can only be determined at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized.

         In February 1999, the Partnership's lender agreed to increase its commitment from $10 million to $14.5 million and the interest rate increased from 1.25% to 1.5% over prime, all of which was due in April 2000. Subject to the completion of the sale of the Boeing 747 to TWA and the pay down in debt, the current lender agreed to a six month extension to the loan. The outstanding balance under this line of credit at June 30, 2000 was $11.05 million and the interest rate was 11%. Although the current lender agreed to extend the term of its facility by six months, the Partnership will need to obtain a replacement lender. If unable to obtain a replacement lender, future distributions to the partners may need to be further reduced or eliminated in order to retire debt and the Partnership may also need to sell assets. The Limited Partnership Agreement permits the Partnership to borrow up to 35% (or $28,000,000) of the original offering proceeds for improvements, enhancement or maintenance of aircraft.

         With the exception of the Boeing 727-200 formerly leased to Sky Trek, the Partnership's aircraft are subject to leases with remaining terms of at least 11 months.

         During the six months ended June 30, 2000, the Partnership invested approximately $1.3 million with respect to the overhaul of two engines for the Boeing 727-200 aircraft leased to Kitty Hawk.


Results of Operations
---------------------

         The Partnership's net income was $1,341,000 for the six months ended June 30, 2000 (the "2000 Period") and $1,326,000 for the quarter ended June 30, 2000 (the "2000 Quarter") as compared to $583,000 for the six months ended June 30, 1999 (the "1999 Period") and $293,000 for the quarter ended June 30, 1999 (the "1999 Quarter").

         The increase in the Partnership's net income for the 2000 Period resulted primarily from the gain on sale of the Boeing 747-100 (as discussed in Note 2 to the unaudited Financial Statements). This increase was partially offset by a decrease in rental revenue and the write-down of the 727-200 aircraft previously leased to Sky Trek, as discussed below.

         Rental revenue decreased by $366,000 and $372,000, or 9% and 18%, respectively, for the 2000 Period and 2000 Quarter, due primarily to the decrease in rental revenue from the Boeing 747-100 aircraft sold to TWA on April 7, 2000, as discussed in Note 2 to the unaudited financial statements.
Additionally, there was a decrease in rental revenue with respect to the Sky Trek aircraft, which was placed on non-accrual status beginning in the third quarter of 1998 and was returned during the second quarter of 2000. Partially offsetting these decreases was an increase in revenues with respect to the aircraft on lease to Kitty Hawk (off-lease during the first half of 1999).

         The Partnership recognized other income of $181,000 during the 2000 Period, from a return condition settlement payment from Continental Airlines, Inc. relating to the aircraft on lease to Kitty Hawk.

         The Partnership recognized a gain of $1,611,000 on sale of the Boeing 747-100 aircraft to TWA during April, 2000, as discussed in Note 2 to the unaudited Financial Statements.

         Depreciation and amortization decreased by $245,000 and $320,000, or 10% and 25%, respectively, in the 2000 Period and the 2000 Quarter, as compared to the 1999 Period and 1999 Quarter, primarily due to the sale of the Boeing 747-100 aircraft to TWA during April, 2000, as discussed in Note 2 to the unaudited Financial Statements.

         The Partnership provided a write-down aggregating $500,000, to reduce the carrying value to an approximation of market value for the 727-200 aircraft previously leased to Sky Trek, at June 30, 2000. There were no write-downs during the 1999 Period.

         Management and re-lease fees payable to the General Partners for the 2000 Period and 2000 Quarter increased $159,000 and $168,000, or 48% and 102%, respectively, in comparison to the 1999 Period and 1999 Quarter, which was primarily attributable to sales proceeds of $4.36 million, from the sale of the Boeing 747-100 aircraft to TWA during April, 2000, as discussed in Note 2 to the unaudited Financial Statements, which serves separately as the basis for certain fees.

         General and administrative expense increased by $16,000 and $13,000, or 16% and 28%, respectively, in the 2000 Period and the 2000 Quarter, as compared to the 1999 Period and 1999 Quarter, which was primarily due to increases in outside audit and legal fees, partially offset by decreases in transfer agent and investor report fees.

         Interest expense increased by $158,000 and $23,000, or 31% and 8%, respectively, in the 2000 Period and 2000 Quarter, as compared to the 1999 Period and 1999 Quarter, due to an increase in borrowings to fund capitalized aircraft improvements, which was partially repaid during the 2000 quarter.

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

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits and reports to be filed: none

                  27. Financial Data Schedule (in electronic format only).

         (b) The Partnership did not file any reports on Form 8-K during the second quarter of the fiscal year ending December 31, 2000.

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

                                    Pegasus Aircraft Partners, L.P.
                                    (Registrant)

                                    By: Air Transport Leasing, Inc.
                                        Administrative General Partner

Date:  August 10, 2000              By: /s/ CARMINE FUSCO
                                        -----------------
                                        Carmine Fusco
                                        Vice President, Secretary, Treasurer and
                                        Chief Financial and Accounting Officer