Form 10-Q
period 2000-09-30
PEGASUS AIRCRAFT PARTNERS L P
filed 2000-11-27
CIK 835900

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 2000
                              --------------------------------------------------

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


                       This document consists of 18 pages.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000



                                TABLE OF CONTENTS
                                -----------------



                                                                            Page
                                                                            ----
  PART I.   FINANCIAL INFORMATION

            Item 1.    Financial Statements (unaudited)

                       Balance Sheets - September 30, 2000 and
                       December 31, 1999                                     3

                       Statements of Income for the three months
                       ended September 30, 2000 and 1999                     4

                       Statements of Income for the nine months
                       ended September 30, 2000 and 1999                     5

                       Statements of Partners' Capital for the nine
                       months ended September 30, 2000 and 1999              6

                       Statements of Cash Flows for the nine
                       months ended September 30, 2000 and 1999              7

                       Notes to Financial Statements                         8

            Item 2.    Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                  12


  PART II.  OTHER INFORMATION


            Item 6.    Exhibits and Reports on Form 8-K                     16

            Signature                                                       17

                          PART I. FINANCIAL INFORMATION
                          -----------------------------


Item 1.  Financial Statements
         --------------------

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

     BALANCE SHEETS -- SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999
     ----------------------------------------------------------------------


                                                        2000        1999
                                                        ----        ----
                                                 (in thousands except unit data)
                                     ASSETS
                                     ------

   Cash and cash equivalents                          $  1,679    $  1,873
   Rent and other receivables                              286         476
   Aircraft, net                                        19,441      24,573
   Other assets                                              5          50
                                                      --------    --------
        Total Assets                                  $ 21,411    $ 26,972
                                                      ========    ========


                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

   LIABILITIES:
     Notes payable                                    $ 11,050    $ 14,000
     Accounts payable and accrued expenses                  90         111
     Maintenance reserves payable                        1,532         969
     Payable to affiliates                                 886         491
     Deferred rental income and deposits                   523       1,185
     Distributions payable to partners                   1,212       1,616
                                                      --------    --------
        Total Liabilities                               15,293      18,372
                                                      --------    --------

   COMMITMENTS AND CONTINGENCIES (Notes 2 and 4)

   PARTNERS' CAPITAL:
     General Partners                                       64        (710)
     Limited Partners (4,000,005 units issued and
       outstanding in 2000 and 1999)                     6,054       9,310
                                                      --------    --------
        Total Partners' Capital                          6,118       8,600
                                                      --------    --------

         Total Liabilities and Partners' Capital      $ 21,411    $ 26,972
                                                      ========    ========



   The accompanying notes re an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                              STATEMENTS OF INCOME
                              --------------------

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
             ------------------------------------------------------
                                   (unaudited)

                                                         2000            1999
                                                         ----            ----
                                                     (in thousands, except unit
                                                      data and per unit amounts)

REVENUE:
   Rentals from operating leases                      $    1,582      $    2,015
   Interest                                                   19              27
                                                      ----------      ----------
                                                           1,601           2,042
                                                      ----------      ----------

EXPENSES:
   Depreciation and amortization                             866           1,285
   Management and re-lease fees                              120             156
   General and administrative                                 65              49
   Interest                                                  311             347
   Direct lease                                               22              21
   Engine rental expense                                      --              70
                                                      ----------      ----------
                                                           1,384           1,928
                                                      ----------      ----------

NET INCOME                                            $      217      $      114
                                                      ==========      ==========

NET INCOME ALLOCATED:
   To the General Partners                            $        2      $        1
   To the Limited Partners                                   215             113
                                                      ----------      ----------
                                                      $      217      $      114
                                                      ==========      ==========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                                   $     0.06      $     0.03
                                                      ==========      ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
   PARTNERSHIP UNITS ISSUED
     AND OUTSTANDING                                   4,000,005       4,000,005
                                                      ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                              STATEMENTS OF INCOME
                              --------------------

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
              -----------------------------------------------------
                                   (unaudited)

                                                         2000            1999
                                                         ----            ----
                                                     (in thousands, except unit
                                                      data and per unit amounts)

REVENUE:
   Rentals from operating leases                      $    5,277      $    6,076
   Gain on sale of aircraft                                1,611              --
   Interest                                                   53              59
   Other                                                     181              --
                                                      ----------      ----------
                                                           7,122           6,135
                                                      ----------      ----------

EXPENSES:
   Depreciation and amortization                           3,144           3,808
   Write-downs                                               500              --
   Management and re-lease fees                              607             484
   General and administrative                                182             150
   Interest                                                  980             858
   Direct lease                                               67              68
   Engine rental and other                                    84              70
                                                      ----------      ----------
                                                           5,564           5,438
                                                      ----------      ----------

NET INCOME                                            $    1,558      $      697
                                                      ==========      ==========

NET INCOME ALLOCATED:
   To the General Partners                            $      814      $        7
   To the Limited Partners                                   744             690
                                                      ----------      ----------
                                                      $    1,558      $      697
                                                      ==========      ==========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                                   $     0.19      $     0.17
                                                      ==========      ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
   PARTNERSHIP UNITS ISSUED AND
     OUTSTANDING                                       4,000,005       4,000,005
                                                      ==========      ==========



   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                         STATEMENTS OF PARTNERS' CAPITAL
                         -------------------------------

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
              -----------------------------------------------------
                                   (unaudited)



                                                  General    Limited
                                                 Partners   Partners     Total
                                                 --------   --------     -----
                                                  (dollar amounts in thousands)

Balance, January 1, 2000                         $   (710)  $  9,310   $  8,600

      Net income                                      814        744      1,558

      Distributions declared to partners              (40)    (4,000)    (4,040)
                                                 --------   --------   --------

Balance, September 30, 2000                      $     64   $  6,054   $  6,118
                                                 ========   ========   ========



Balance, January 1, 1999                         $   (653)  $ 14,913   $ 14,260

      Net income                                        7        690        697

      Distributions declared to partners              (48)    (4,800)    (4,848)
                                                 --------   --------   --------

Balance, September 30, 1999                      $   (694)  $ 10,803   $ 10,109
                                                 ========   ========   ========


   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
              -----------------------------------------------------
                                   (unaudited)

                                                         2000         1999
                                                         ----         ----
                                                   (dollar amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                           $ 1,558     $   697
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation and amortization                     3,144       3,808
       Gain on sale of aircraft                          (1,611)         --
       Write-downs                                          500          --
       Change in assets and liabilities:
         Rent and other receivables                         190         (57)
         Other assets                                        45          19
         Accounts payable and accrued expenses              (21)        (23)
         Payable to affiliates                              395           5
         Accrued interest payable                            --         114
         Deferred rental income and deposits               (662)        147
         Maintenance reserves payable                       563         373
                                                        -------     -------
           Net cash provided by operating
             activities                                   4,101       5,083
                                                        -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of aircraft                         4,360          --
   Capitalized aircraft improvements                     (1,261)     (4,089)
                                                        -------     -------
           Net cash provided by (used) in
             investing activities                         3,099      (4,089)
                                                        -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions paid to partners                   (4,444)     (4,848)
   Proceeds from notes payable                               --       4,000
   Repayment of notes payable                            (2,950)         --
                                                        -------     -------
           Net cash used in financing activities         (7,394)       (848)
                                                        -------     -------

NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                                    (194)        146

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                    1,873       2,129
                                                        -------     -------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                        $ 1,679     $ 2,275
                                                        =======     =======

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                           $   977     $   733
                                                        =======     =======

   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                               SEPTEMBER 30, 2000
                               ------------------
                                   (unaudited)

1.       General

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partners, all adjustments necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant assumptions and estimates relate to useful life and recoverability of the aircraft values. Actual results could differ from such estimates. The accompanying unaudited financial statements should be read in conjuction with the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1999. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

         The Partnership intends to adopt the guidance in EITF Issue No. 00-1 Investor Balance Sheet and Income Statement Display under the Equity Method of Investments in Certain Partnerships and Other Ventures (EITF 00-1) in its Annual Report on Form 10-K for the fiscal year ending December 31, 2000 and will account for its investment in the Trust which owns the MD-81 aircraft leased to US Airways under the equity method. The Partnership will also provide the information required by SAB 74. If the equity method had been adopted in the accompanying financial statements, revenue from operating leases for the nine months ended September 30, 2000 would be $4,366,000, and depreciation and amortization would be $2,566,000. Revenue from operating leases for the nine months ended September 30, 1999 would be $5,165,000, and depreciation and amortization would be $3,230,000. If the equity method had been adopted, net income for each of the nine month periods would be unchanged. Equity in earnings of the MD-81 Trust for the respective periods was $333,000 for both 2000 and 1999, which would have been included in the revenue portion of the income statement, causing no change to the reported net income.

2.       Aircraft

         The Partnership's net investment in aircraft as of September 30, 2000 and December 31, 1999 consisted of the following (in thousands):

                                                      2000              1999
                                                      ----              ----

Aircraft on operating leases, at cost               $ 59,100          $ 88,716
Less:    Accumulated depreciation                    (38,897)          (54,659)
         Write-downs*                                 (3,178)           (9,484)
                                                    --------          --------
                                                    $ 17,025          $ 24,573
                                                    --------          --------

Aircraft held for lease, at cost                    $ 11,915          $     --
Less:    Accumulated depreciation                     (6,365)               --
         Write-downs                                  (3,134)               --
                                                    --------          --------
                                                       2,416                --
                                                    --------          --------
         Aircraft, net                              $ 19,441          $ 24,573
                                                    ========          ========

* 1999 includes $3,673,000 net lease settlement proceeds relating to the Boeing 747 which were accounted for as cost recovery

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

         During the nine months ended September 30, 2000, the Partnership invested approximately $1.3 million with respect to the overhaul of two engines for the Boeing 727-200 aircraft leased to Kitty Hawk. While these engines were being overhauled, the Partnership leased two other engines from an affiliate of the Managing General Partner. One of the overhauled engines was re-installed on the aircraft and the leased engine removed and returned to the Affiliate. The Partnership exchanged with the Managing General Partner's affiliate, the second overhauled engine for the other leased engine. There was no gain or loss recognized on this transaction.

         Kitty Hawk filed for protection under Chapter 11 of the U.S. Bankruptcy Code on May 1, 2000, but, with Bankruptcy Court approval, has made all payments due to the Partnership as of September 30, 2000. Kitty Hawk has submitted a plan of reorganization with the Court, although such a plan has not been approved.

         Sky Trek International Airlines, Inc. ("Sky Trek"). While the Partnership anticipates filing a claim in Sky Trek's Chapter 7 bankruptcy, it is not likely to recover any amounts. The Partnership is evaluating its options with respect to the Boeing 727-200 formerly leased to Sky Trek.

3.       Transactions With Affiliates

         Base Management Fees: The General Partners are entitled to receive a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees paid. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. The General Partners earned a total of $24,000 and $79,000 of base management fees during the quarter and nine months ended September 30, 2000, respectively.

         Incentive Management Fees: The General Partners also are entitled to receive a quarterly subordinated incentive management fee in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees). Of this amount, 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. The General Partners earned a total of $51,000 and $375,000 of incentive management fees during the quarter and nine months ended September 30, 2000, respectively.

         Re-lease Fees: The General Partners are entitled to receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is made. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. The General Partners earned a total of $45,000 and $153,000 of re-lease fees during the quarter and nine months ended September 30, 2000, respectively.

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

         Accountable General and Administrative Expenses: The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. There were no reimbursable expenses, during the three and nine months ended September 30, 2000, payable to the Administrative General Partner.

         During the nine months ended September 30, 2000, the Partnership paid an affiliate of the Managing General Partner $84,000 for the lease of two JT8D-9A engines for the Boeing 727-200 aircraft on lease to Kitty Hawk. Additionally, the Partnership paid approximately $5,000 to a maintenance facility that is affiliated with the Managing General Partner.


4.       Notes Payable

         In February 1999, the Partnership's lender agreed to increase its commitment from $10 million to $14.5 million and the interest rate increased from 1.25% to 1.5% over prime, all of which was due in April 2000. Subject to the completion of the sale of the Boeing 747 to TWA and the pay down in debt, the current lender agreed to a six-month extension to the loan. The outstanding balance under this line of credit at September 30, 2000 was $11.05 million and the interest rate was 11%. The current lender agreed to extend the term of its facility by six months and the Partnership is attempting to locate a replacement lender. While the current loan requires interest only payments, a replacement lender may require amortization of principal, which will reduce cash available for distribution. Although the Partnership did not pay the principal when due, the lender has not accelerated the loan. The Partnership is in negotiations with the lender to achieve a suitable pay down schedule, assuming no replacement lender is located. If unable to locate a replacement lender, future distributions to the partners may need to be reduced or eliminated in order to retire debt and the Partnership may also need to sell assets.

5.       Subsequent Event

         Shareholders of US Airways Group Inc. ("US Airways") have voted to accept a merger proposal from UAL Corp., the parent company of United Airlines, Inc. The Partnership owns 50% of a MD-81 aircraft leased to US Airways. No change in the aircraft lease is expected if the merger is consummated.

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

         The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, highly liquid investments or a fund that invests in such instruments. At September 30, 2000, the Partnership's unrestricted cash and cash equivalents of $1,679,000 were primarily invested in such a fund. This amount was $194,000 less than the
Partnership's unrestricted cash and cash equivalents at December 31, 1999 of $1,873,000. This decrease in unrestricted cash was attributable to the amount by which cash distributions to partners, repayments of notes payable and capitalized aircraft improvements exceeded cash generated by operating activities and sales proceeds during the nine months ended September 30, 2000.

         In April 2000, the Partnership sold its Boeing 747-100 to the lessee, TWA, for total consideration of $4,360,000. As part of the sale, the Partnership retained deposits received from TWA, aggregating $360,000, which had been held by the Partnership, applying them towards the sales price for this aircraft. The Partnership recognized a net gain of $1,611,000 on the sale of this aircraft during the second quarter 2000.

         Although TWA had a cash position of $157 million at September 30, 2000 and reported a smaller loss during the third quarter of 2000, versus the prior year's quarter, given TWA's historical financial difficulties, its ongoing financial losses are of concern. A default or deferral of lease payments on the part of TWA, or Kitty Hawk, or any other lessee, may affect quarterly distributions. TWA accounted for 37% and Kitty Hawk accounted for 20% of the Partnership's lease revenue during the first nine months of 2000. Kitty Hawk was current on all payments due to the Partnership as of September 30, 2000, but filed for Chapter 11 bankruptcy protection on May 1, 2000.

         Rent and other receivables decreased by $190,000, from $476,000 at December 31, 1999 to $286,000 at September 30, 2000, due to Sky Trek's $190,000 security deposit which was applied against its $190,000 rent receivable.

         Other assets decreased by $45,000, from $50,000 at December 31, 1999 to $5,000 at September 30, 2000, due to a decrease in prepaid expenses.

         Notes payable decreased by $2,950,000, from $14,000,000 at December 31, 1999 to $11,050,000 at September 30, 2000, due to the pay down of debt from the proceeds of the aircraft sale to TWA, as discussed above.

         Accounts payable and accrued expenses decreased by $21,000, from $111,000 at December 31, 1999 to $90,000 at September 30, 2000, primarily due to a decrease in transfer agent fees.

         Maintenance reserves payable increased by $563,000, from $969,000 at December 31, 1999 to $1,532,000 at September 30, 2000, primarily due to the receipt of payments from lessees during the nine months ended September 30, 2000.

         Payable to affiliates increased by $395,000, from $491,000 at December 31, 1999 to $886,000 at September 30, 2000, due to additional management fees that have been accrued but not yet paid.

         Deferred rental income and deposits decreased by $662,000, from $1,185,000 at December 31, 1999 to $523,000 at September 30, 2000. This decrease was due to the application of security deposits and deferred rents from TWA towards the aircraft sale, as discussed above, and the application of the Sky Trek deposit against its rent receivable.

         During the three months ended September 30, 2000, the Partnership paid cash distributions relating to the second quarter of 2000 at the rate of $0.30 per Unit. As has historically been the case, the amount of future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position. A similar distribution at $0.30 per Unit for the third quarter of 2000 was paid in October 2000.

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or both. The portion of each cash distribution by a partnership, which exceeds its net income for the fiscal period, may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes, 82% of the cash distributions declared for the quarter ended September 30, 2000, constituted a return of capital. Also, based on the amount of net income reported by the Partnership for accounting purposes, approximately 73% of the cash distributions paid to the partners from inception of the Partnership through September 30, 2000 constituted a return of capital. However, the total actual return on capital over the Partnership's life can only be determined at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized.

                  In February 1999, the Partnership's lender agreed to increase its commitment from $10 million to $14.5 million and the interest rate increased from 1.25% to 1.5% over prime, all of which was due in April 2000. Subject to the completion of the sale of the Boeing 747 to TWA and the pay down in debt, the current lender agreed to a six month extension to the loan. The outstanding balance under this line of credit at September 30, 2000 was $11.05 million and the interest rate was 11%. The current lender agreed to extend the term of its facility by six months and the Partnership is attempting to locate a replacement lender. Although the Partnership did not pay the principal when due, the lender has not accelerated the loan. The Partnership is in negotiations with the lender to achieve a suitable pay down schedule, assuming no replacement lender is located. If unable to obtain a replacement lender, future distributions to the partners may need to be further reduced or eliminated in order to retire debt and the Partnership may also need to sell assets. The Limited Partnership Agreement permits the Partnership to borrow up to 35% (or $28,000,000) of the original offering proceeds for improvements, enhancement or maintenance of aircraft.


         With the exception of the Boeing 727-200 formerly leased to Sky Trek, the Partnership's aircraft are subject to leases with remaining terms of at least 8 months.

         During the nine months ended June 30, 2000, the Partnership invested approximately $1.3 million with respect to the overhaul of two engines for the Boeing 727-200 aircraft leased to Kitty Hawk.



Results of Operations
---------------------

         The Partnership's net income was $1,558,000 for the nine months ended September 30, 2000 (the "2000 Period") and $217,000 for the quarter ended
September 30, 2000 (the "2000 Quarter") as compared to $697,000 for the nine months ended September 30, 1999 (the "1999 Period") and $114,000 for the quarter ended September 30, 1999 (the "1999 Quarter").

         The increase in the Partnership's net income for the 2000 Period resulted primarily from the gain on sale of the Boeing 747-100 (as discussed in Note 2 to the unaudited Financial Statements). This increase was partially offset by a decrease in rental revenue and the write-down of the 727-200 aircraft previously leased to Sky Trek, as discussed below.

         Rental revenue decreased by $799,000 and $433,000, or 13% and 21%, respectively, for the 2000 Period and 2000 Quarter, due primarily to the decrease in rental revenue from the Boeing 747-100 aircraft sold to TWA on April 7, 2000, as discussed in Note 2 to the unaudited financial statements.
Additionally, there was a decrease in rental revenue with respect to the Sky Trek aircraft, which was placed on non-accrual and cash collection status beginning in the third quarter of 1998 and was returned during the second quarter of 2000. Partially offsetting these decreases was an increase in revenues with respect to the aircraft on lease to Kitty Hawk (off-lease during the first half of 1999).

         The Partnership recognized other income of $181,000 during the 2000 Period, from a return condition settlement payment from Continental Airlines, Inc. relating to the aircraft on lease to Kitty Hawk.

         The Partnership recognized a gain of $1,611,000 on sale of the Boeing 747-100 aircraft to TWA during April, 2000, as discussed in Note 2 to the unaudited Financial Statements.

         Interest income decreased $6,000 and $8,000, or 10% and 30%, respectively, in the 2000 Period and 2000 Quarter, in comparison to the 1999 Period and 1999 Quarter, primarily due to lower cash balances and lower interest income on such cash balances.

         Depreciation and amortization decreased by $664,000 and $419,000, or 17% and 33%, respectively, in the 2000 Period and the 2000 Quarter, as compared to the 1999 Period and 1999 Quarter, primarily due to the sale of the Boeing 747-100 aircraft to TWA during April 2000 and the termination of the lease to Sky Trek in May 2000. Partially offsetting these decreases was an increase in depreciation related to the aircraft on lease to Kitty Hawk (off-lease during the first half of 1999).

         The Partnership provided a write-down aggregating $500,000, to reduce the carrying value to an approximation of market value for the 727-200 aircraft previously leased to Sky Trek, at June 30, 2000. There were no write-downs during the 1999 Period.

         Management and re-lease fee expenses to the General Partners for the 2000 Period increased $123,000, or 25%, in comparison to the 1999 Period. This was primarily attributable to sales proceeds of $4.36 million, from the sale of the Boeing 747-100 aircraft to TWA during April 2000, as discussed in Note 2 to the unaudited Financial Statements, which serves separately as the basis for certain fees.

         General and administrative expense increased by $32,000 and $16,000, or 21% and 33%, respectively, in the 2000 Period and the 2000 Quarter, as compared to the 1999 Period and 1999 Quarter, which was primarily due to increases in outside audit and investor report fees, partially offset by decreases in transfer agent and appraisal fees.

         Interest expense increased by $122,000, or 14%, in the 2000 Period, as compared to the 1999 Period, due to an increase in the average amount of borrowings and a slight increase in the average interest rate during the 2000 Period, as compared to the 1999 Period.

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

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits and reports to be filed: none

             27. Financial Data Schedule (in electronic format only).

         (b) The Partnership did not file any reports on Form 8-K during the third quarter of the fiscal year ending December 31, 2000.

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

                                 Pegasus Aircraft Partners, L.P.
                                 (Registrant)

                                 By:   Air Transport Leasing, Inc.
                                       Administrative General Partner

Date:  November 13, 2000         By:   /s/ CARMINE FUSCO
                                       -----------------
                                       Carmine Fusco
                                       Vice President, Secretary, Treasurer and
                                       Chief Financial and Accounting Officer