Form 10-K405
period 2000-12-31
PEGASUS AIRCRAFT PARTNERS L P
filed 2001-04-02
CIK 835900

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K
                                    ---------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                     December 31, 2000
                          ------------------------------------------------------

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

                       This document consists of 38 pages.

                         Pegasus Aircraft Partners, L.P.
                       Annual Report on Form 10-K for the
                       Fiscal Year Ended December 31, 2000

                                Table of Contents

                                                                            Page
                                                                            ----

Part I
------

Item 1         Business........................................................3
Item 2         Properties......................................................7
Item 3         Legal Proceedings...............................................7
Item 4         Submission of Matters to a Vote of Unit Holders.................7

Part II
-------

Item 5         Market for Registrant's Common Partnership Capital and
               Related Unitholder Matters......................................8
Item 6         Selected Financial Data.........................................9
Item 7         Management's Discussion and Analysis of Financial Condition
               and Results of Operations.......................................9
Item 8         Financial Statements and Supplementary Data....................14
Item 9         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................29

Part III
--------

Item 10        Directors and Executive Officers of the Registrant.............29
Item 11        Executive Compensation.........................................30
Item 12        Security Ownership of Certain Beneficial Owners and
               Management.....................................................30
Item 13        Certain Relationships and Related Transactions.................31

Part IV
-------

Item 14        Exhibits, Financial Statement Schedules and Reports on
               Form 8-K.......................................................33

                                     PART I

ITEM 1.        BUSINESS

General

         Pegasus Aircraft Partners, L.P. (the "Partnership" or the "Registrant") is a limited partnership organized under the laws of the State of Delaware on June 23, 1988. The general partners of the Partnership are Pegasus Aircraft Management Corporation, the Managing General Partner, a California corporation that is a wholly-owned subsidiary of Pegasus Capital Corporation, and Air
Transport Leasing, Inc., the Administrative General Partner, a Delaware corporation that is a wholly-owned subsidiary of UBS Americas, Inc. UBS Americas is a successor through acquisition to Paine Webber Group, Inc. (collectively, the "General Partners")

         On October 18, 1988, the Partnership commenced an offering of limited partnership depositary units ("Units"). The $80,000,000 maximum offering size was reached during the first quarter of 1989. The Partnership incurred $8,441,000 of commissions and other expenses in connection with the sale of these Units.

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

         Although it is anticipated that the Partnership will be liquidated sooner, the Partnership is required to dissolve and distribute all of its assets no later than December 31, 2012. The Partnership sold its Boeing 747 in 2000 and anticipates selling its MD-82 and potentially other aircraft in 2001. The sale of these two aircraft will result in the Partnership owning 3 1/2 aircraft and a 50% investment in a trust that owns one aircraft. The net proceeds of any sales of aircraft will generally be first utilized to reduce debt and then applied to general working capital reserves.

Outlook for the Airline and Aircraft Leasing Industries

         The US airline industry had a profitable year in 2000 that continued the industry's trend of sustained profitability. However, results were adversely affected by continuing high fuel prices and higher labor costs. The industry also accepted delivery of a large number of new aircraft which also put pressure on profitability. The industry's results historically have been highly correlated to general economic activity.

         Due to concerns regarding an economic slowdown, the US Federal Reserve Board has recently reduced its key lending rate on a number of occasions in an attempt to stimulate economic activity. It is unclear as to the ultimate impact on the level of economic activity of these rate decreases, however, a significant economic slowdown could have an adverse affect on air travel and airline performance. In fact, a number of airlines, including Partnership lessees, filed for bankruptcy protection in 2000 and early 2001.

         Kitty Hawk Aircargo, Inc. which leases a Boeing 727 freighter, accounted for 21% of the Partnership's revenue in the year 2000 and while current in its obligations to the Partnership, has been operating under protection of the Federal bankruptcy law since May, 2000. Sky Trek, Inc. which leased a Boeing 727 passenger aircraft from the Partnership filed for bankruptcy protection early in 2000 and has now liquidated.

         On January 10, 2001, Trans World Airlines, Inc. ("TWA"), which accounted for 37% of the Partnership's revenues in 2000, filed for Chapter 11 Bankruptcy protection. On January 9, 2001, TWA entered into an Asset Purchase Agreement with American Airlines, Inc. If the transaction is consummated, American will purchase substantially all of TWA's assets, and assume certain of its liabilities. As part of the transaction, American Airlines will purchase the Partnership's MD-82. In 2000, United Airlines, Inc. made a tender offer for US Airways, Inc. which leases the MD-81 of which the Partnership owns 50% through its investments in a trust. This lease accounted for 18% of the Partnership's revenue in 2000 and expires in June, 2001 at which time US Airways is scheduled to return the aircraft.

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

Aircraft Portfolio

         Based in part on appraised values for the Partnership's aircraft, the Partnership's net asset value at December 31, 2000 was equal to $4.13 per Unit. It should be noted that this is only an estimate of values at that date and is not necessarily representative of the values that will ultimately be realized when these aircraft are disposed of, nor does this represent the values that may be realized upon the disposition of a Unit.

         The following table describes the Partnership's aircraft portfolio at December 31, 2000:

                                                                    Current
                                                          December   Lease
                                                Acquisi-    2000     Expir-   Original      Noise   Cumulative Cumulative
Current                Aircraft     Ownership     tion    Appraised  ation    Delivery    Abatement   Flight     Flight
Lessee                   Type       Interest    Costs(1)  Value(2)   Date(3)    Date     Compliance  Hours(4)   Cycles(4)
------                   ----       --------    --------  --------   -------    ----     ----------  --------   ---------
                                                            (dollar amounts in millions)

Kitty Hawk          Boeing 727-200
Aircargo, Inc.(6)   Freighter          100%      $ 13.7    $8.6       08/06     1974     Stage III(7)  70,675     46,824

Trans World         McDonnell
Airlines, Inc.      Douglas MD-82      100         21.3     10.1      04/05     1983     Stage III     55,063     28,465

USAirways           McDonnell
Group, Inc.         Douglas MD-81       50(5)      10.0      4.3      06/01     1982     Stage III     51,961     45,168

TNT Transport       Boeing 727-200
International B.V.  Non-Advanced       100         12.9      4.5      03/02     1969     Stage III(7)  67,425     53,838
                    Freighter

Off-Lease           Boeing 727-200
                    Non-Advanced       100         11.7      2.0                1969     Stage III(7)  66,013     51,359
                                                  -----      ---
                                                  $69.6    $29.5
                                                  =====    =====

Notes:

(1) Acquisition costs do not include acquisition related fees of $1.4 million paid to the General Partners. The amounts shown include additional investments, net of retirements, in the respective aircraft which aggregated approximately $18.7 million. Of this, in the last three years $1.3 million was made in 2000, $4.5 million was made in 1999 and $1.5 million was made in 1998. During 2000, the Boeing 747 was sold which had an acquisition cost of $19 million.

(2) An independent aircraft appraisal firm determined December 2000 appraised values. Appraised values include the present value of rents due under leases in place plus the present value of an estimated residual value for the aircraft at the end of the lease, generally assuming half time condition. The appraiser also assumes that achieving fair market value may require 12 to 18 months of exposure to prospective buyers. It should be noted that appraisals are only estimates of value and should not be relied on as measures of immediately realizable value. A discount rate of 10% was utilized and inflation was assumed to be 2.5%. The Off-Lease aircraft is shown at current book values, which approximates a third party published value. The TWA aircraft value is based on a negotiated sale to American Airlines anticipated to close in April and including rent from January 1, 2001 until the close. The TNT aircraft is shown at current book value which reflects the sum of rent through March 2002 and the undiscounted value at that time.

(3) Lease expiration dates do not include renewal options unless already exercised.

(4) The number of cumulative flight cycles and cumulative flight hours shown are as of December 31, 2000, with the exception of the McDonnell Douglas MD-81 leased to US Airways Group, Inc. which is as of March 9, 2001.

(5) The remaining one-half beneficial interest is owned by Pegasus Aircraft Partners II, L.P., an affiliated partnership.

(6)      Airframe is advanced, engines are JT8D-9A's

(7)      Federal Express hushkit installed

(8) Kitty Hawk aircraft converted to a freighter during 1999, and TNT aircraft converted to a freighter during the end of 1997 and the beginning of 1998.

A description of the principal financial terms of the leases is discussed further in Item 8, Footnote 4.


Significant Lessees

         The Partnership leased its aircraft to five different airlines during 2000. Revenues from each of the airlines below accounted for greater than 10% of the total rental revenues of the Partnership during 2000:

                                                           Percent of Total
                   Airline                                  Rental Revenues
                   -------                                  ---------------

         Trans World Airlines, Inc.                               37%
         TNT Transport International B.V.                         22%
         Kitty Hawk Aircargo Inc.                                 21%
         US Airways Group, Inc.                                   18%

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

* Substantially cycle limited

         Flight  cycle  and  flight  hour   information   with  respect  to  the
Partnership's aircraft is included in the aircraft portfolio table included earlier in Item 1.

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

Aircraft Noise Regulations

         On November 5, 1990, Congress enacted into law the Airport Noise and Capacity Act of 1990 (the "Act"). On September 24, 1991, the FAA issued the final rules of implementation for the Act. The Act provided that Stage II aircraft would be phased out from operation within United States airspace by December 31, 1999.

         Implementing regulations proposed by the FAA required each United States operator to increase its Stage III airplane fleet to 50 percent by December 31, 1996; to 75 percent by December 31, 1998 and to 100 percent by December 31, 1999.

         However, the Act further provided, that if by July 1, 1999, at least 85% of an air carrier's fleet complied with Stage III noise levels, the carrier may apply for a waiver of the operational ban for the remaining aircraft in the operator's fleet until December 31, 2003. The application for such a waiver must be submitted to the Secretary of the Department of Transportation no later than

January 1, 1999 and must include a plan with firm orders for making all aircraft operated by the air carrier comply with Stage III noise levels by December 31, 2003.

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

ITEM 2.  PROPERTIES

         The Partnership does not own or lease any physical properties other than the aircraft which are discussed in Item 1 of this Report, "Business," which is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS

         No matters were submitted to a vote of the Limited Partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2000.

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

         As of March 1, 2001, the number of Limited Partners of record was approximately 4,428.

         The Partnership declared the following distributions to its Limited Partners during 2000 and 1999:

                        Amount of
                      Distribution
     Period             Per Unit      Record Date           Payment Date
     ------           ------------    -----------           ------------

1st Quarter 2000           $.40       March 31, 2000        April 25, 2000
2nd Quarter 2000            .30       June 30, 2000         July 25, 2000
3rd Quarter 2000            .30       September 30,2000     October 25, 2000
4th Quarter 2000            .00                             None Paid
1st Quarter 1999            .40       March 31, 1999        April 27, 1999
2nd Quarter 1999            .40       June 30, 1999         July 27, 1999
3rd Quarter 1999            .40       September 30, 1999    October 27, 1999
4th Quarter 1999            .40       December 31, 1999     January 25, 2000

         Total distributions to all partners for 2000 and 1999 were declared as follows (in thousands):

                                                    2000          1999
                                                    ----          ----

         Limited Partners                          $4,000        $6,400
         General Partners                              40            65
                                                   ------        ------
                                                   $4,040        $6,465
                                                   ======        ======

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes, approximately 96%, 88% and 84%, of the cash distributions declared for the years ended December 31, 2000, 1999 and 1998, respectively, constituted a return of capital. Also, based on the amount of net income reported by the Partnership for accounting purposes, approximately 75% of the cash distributions paid to the partners from inception of the Partnership through December 31, 2000 constituted a return of capital. Investors who participated in the Partnership closings, irrespective of the Partnership closing in which they participated, have received distributions in excess of their original investment of $20.00 per Unit. The total actual economic return on capital over the Partnership's life can only be determined at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized.

         As has historically been the case, the amount of future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position. Based on the terms of the extension of the current loan until June 30, 2001, there will be no payment of distributions until the current indebtedness is retired or refinanced.

         If the sale of the Partnership's MD-82 is consummated as anticipated, the proceeds will be primarily utilized to reduce all or almost all the bank debt (See Item 8, Footnote 9, "Subsequent Events"). Once the Partnership's indebtedness is retired, distributions may resume, however, it should be noted that with the sale of the MD-82, the Partnership will own only 3.5 aircraft versus the 5.5 aircraft it originally owned. The Boeing 727 passenger aircraft is off-lease and the MD-81's lease with USAirways ends in June, 2001. Therefore, while distributions may resume, they will be at a reduced level than has historically been the case.

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

                                                    As of December 31,
                                                or Year Ended December 31,
                                                --------------------------
                                   2000         1999      1998       1997         1996
                                   ----         ----      ----       ----         ----
                                         (in thousands, except per unit amounts)

Rental Revenue (3)               $ 5,645      $ 7,010   $ 7,146    $ 6,319      $ 5,390
Net Income                           155 (4)      805     1,050        716 (2)      711
Net Income (Loss) per Limited
  Partnership Unit                (0.16)         0.20      0.26       0.18         0.18
Distributions per Limited
  Partnership Unit(1)               1.00         1.60      1.60       1.60         1.60
Total Assets                      19,065       26,972    27,792     30,512       31,158
Notes Payable                     11,050       14,000    10,000      7,271        1,218
Partners' Capital                  4,715        8,600    14,260     19,675       25,423


(1) Distribution amounts are reflected on the accrual basis. The amount of each distribution will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position.

(2)      Includes gain on sale of spare aircraft engine of  $177.

(3) Prior years restated to include ownership in MD81 Trust on the equity method which results in a revenue reduction of $1,214 per year in years 1999 through 1996. There was no effect on Net Income.

(4)      Includes gain on sale of Boeing 747

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

Liquidity and Capital Resources

         The Partnership owns and manages a diversified portfolio of leased commercial aircraft and makes distributions to the partners. In certain situations, the Partnership may retain cash flow from operations to finance authorized capital expenditures, for general working capital purposes or to retire Partnership debt. As has historically been the case, the amount of future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position.

         Cash distributions declared by the Partnership were approximately $4 million in 2000 ($1.00 per unit) and $6.5 million in each of 1999 and 1998 ($1.60 per unit). Net cash provided by operating activities was $4.7 million in 2000, $5.6 million in 1999 and $5.1 million in 1998. In the aggregate, for this three year period, net cash provided by operating activities totaled $15.4 million and cash distributions declared by the Partnership totaled $17.0 million. With the sale of the Boeing 747 to TWA and the off-lease status of the Boeing 727-200 previously leased to Sky Trek, the Partnership is generating less cash on an operating basis which has contributed to the reduction in the distribution. Also, the extension of the debt facility through June 30, 2001, required the suspension of cash distributions and the pay-down of principal.

         Partnership capital was $4,715,000, a decrease of approximately $3.9 million or 45% from December 31, 1999, partly as a result of the declaration of cash distributions to the partners in excess of the Partnership's net income. This resulted primarily from the fact that, unlike net income, cash flow generated from operations, which is the major source of the cash utilized to make the distributions, is not reduced by non-cash depreciation expense or write downs attributable to the Partnership's aircraft.

         The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, highly liquid investments or a fund that invests in such instruments. At December 31, 2000, the Partnership's unrestricted cash and cash equivalents of $1,941,000 were primarily held in an interest bearing money market account. This amount was $68,000 more than the Partnership's unrestricted cash and cash equivalents at December 31, 1999 of $1,873,000. This increase in unrestricted cash is attributable primarily to the collection of maintenance reserves over what has been paid out.

         In February 1999, the Partnership consummated an agreement to increase the committed amount of its loan facility from $10 million to $14.5 million and increase the interest rate from 1.25 % to 1.5% over prime. The Partnership has pledged all of its aircraft as collateral for this loan facility and the principal amount was due in October 2000. In January 2001, the note was extended to June 30, 2001 with the provision that all monthly cash flow in excess of certain scheduled expenses is to be paid to reduce the principal. The outstanding balance under this line of credit at December 31, 2000 was $11.05 million and the interest rate was 11%. This represents a reduction of $2,950,000 from December 1999, with the reduction primarily being from the proceeds of the sale of the Partnership's 747 as discussed below. The Partnership is attempting to locate a replacement lender.

         If unable to obtain a replacement lender, future distributions to the partners may continue to be eliminated in order to retire debt and the Partnership may also need to sell assets. If, as discussed below, the MD-82 is sold to American Airlines, the proceeds should be sufficient to retire the Partnership's debt. The Limited Partnership Agreement permits the Partnership to borrow up to 35% (or $28,000,000) of the original offering proceeds for improvements, enhancement or maintenance of aircraft.

         In April 2000, the Partnership sold its Boeing 747-100 to the lessee, TWA, for total consideration of $4,000,000. As part of the sale, the Partnership retained deposits received from TWA, aggregating $360,000, which had been held by the Partnership, applying them towards the sales price for this aircraft. The Partnership recognized a net gain of $1,611,000 on the sale of this aircraft during the second quarter 2000.

         On January 10, 2001, TWA filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. TWA did not make its monthly rental payments during December 2000, or January or February 2001. In March the Bankruptcy Court approved the sale of TWA's assets to American Airlines, Inc. and lease payments resumed, and as of March 26, 2001, rents were again current . The Partnership has agreed to sell its MD-82 to American Airlines for $9.5 million and will receive rent payments until the transaction is closed. It is anticipated that the sale will close in April, 2001.

         The Partnership is evaluating the possibility of leasing the engines from the Boeing 727-200 which is currently off-lease and was formerly leased to Sky Trek.

         The McDonnell Douglas MD-81 aircraft under lease to USAirways Group, Inc. ("USAir") is owned by a trust ("MD-81 Trust") in which the Partnership has a 50% interest. An affiliated Partnership owns the other 50% interest. USAirways has indicated its intention to return the aircraft at the end of the lease in June 2001. While the General Partners will attempt to remarket the aircraft, there can be no assurance as to the length of time or success of such a remarketing effort.

         The Partnership has adopted the guidance in EITF Issue No. 00-1 Investor Balance Sheet and Income Statement Display under the Equity Method of Investments in Certain Partnerships and Other Ventures (EITF 00-1) in its Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and accounts for its investment in the Trust which owns the MD-81 aircraft leased to USAirways under the equity method. In prior years, the Partnership had reported its ownership in the MD-81 Trust on a proportionately consolidated basis. The financial results in prior years contained herein have been restated utilizing the equity method. The aircraft had been subject to a tax benefit transfer lease, which expired in April 2000.

         Rents receivable were down 69% or $327,000 from $476,000 at December 31, 1999, to $149,000 at December 31, 2000. This is attributable primarily to the termination of the Sky Trek lease of one of the Partnership's Boeing 727 aircraft.

         Other assets decreased from $50,000 at December 31, 1999, to $7,000 at December 31, 2000, due to a decrease in prepaid expenses.

         Deferred rental income and deposits decreased 67% or $799,000 from $1,185,000 at December 31, 1999 to $386,000 at December 31, 2000, primarily due to the Partnership no longer holding a deposit on the Boeing 747, and recognition of the security deposit for Sky Trek as income.

         Payables to affiliates increased by $513,000, from $491,000 at December 31, 1999 to $1,004,000 at December 31, 2000 due to additional management fees that have been accrued but not yet paid.

         Maintenance reserves payable increased by $731,000 from $969,000 at December 31, 1999, to $1,700,000 at December 31, 2000, primarily due to the receipt of payments from lessees during the year.

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

         During the year ended December 31, 2000, the Partnership capitalized approximately $1.3 million with respect to the overhaul of two engines for the Boeing 727-200 aircraft leased to Kitty Hawk. One of these engines was exchanged for an engine owned by an affiliate of the Managing General Partner and the second engine was placed on the aircraft both in March of 2000. Kitty Hawk filed for protection under Chapter 11 of the US Bankruptcy code in May, 2000. While Kitty Hawk has brought all rent arrearages current and is paying all rent and reserves on a current basis, it has yet to obtain bankruptcy court approval for a reorganization plan.

         All the Partnership leases are paid in US dollars. Jet fuel prices are a large component of the cost of airline and air freight operations and therefore higher fuel prices as experienced in 2000 have an adverse impact on operator finances. Additionally, the Partnership aircraft are, typically, older, less fuel efficient aircraft than the more current designs.

Results of Operations

         Rentals from operating leases accounted for 71% of the Partnership's revenue. In the year ended December 31, 2000, 20% of revenue came from the sale of the Partnership's Boeing 747 to TWA in April 2000. In addition to these, revenue was also recognized from equity in earnings of the MD-81 trust, a return condition settlement with Continental Airlines, and interest on operating cash.

         Under the terms of the triple net leases, substantially all of the expenses related to the operation and maintenance of the aircraft during 2000 were paid for by the lessees, or in the case of Sky Trek and TNT, funded to a certain extent through hourly maintenance reserves paid by them. The direct lease expenses incurred by the Partnership represent the costs of providing insurance coverage for the Partnership's aircraft in excess of the amounts required to be carried by the lessees and trustee fees related to the ownership of the aircraft.

         Additionally, the Partnership records depreciation expense pertaining to the aircraft while on lease and incurs certain general and administrative expenses in connection with operations of the Partnership. General and administrative expenses consist primarily of investor reporting expenses, transfer agent and audit fees and the cost of accounting services. Note that as discussed elsewhere, with the adoption of EITF 00-01, the accounting for the MD-81 Trust has been restated in all prior years to the equity method from proportional consolidation.

2000 as compared to 1999

         The Partnership's net income was $155,000 for the year ended December 31, 2000 ("2000 Period") as compared to $805,000 for the year ended December 31, 1999 ("1999 Period"), an 81% decrease. This was due primarily to writing down the carrying value of two of the Partnership's aircraft and a decrease in rentals from operating leases. This was offset by a gain on the sale of the

Boeing 747, a settlement with Continental Airlines, reduced depreciation expense and lower engine rental expenses.

         Rental revenue decreased $1,365,000 or 19% due to the loss of revenue from Sky Trek which returned the Boeing 727 aircraft in early 2000, and the sale of the Partnership's 747 to TWA. This reduction was partially offset by having a full twelve months of revenue from Kitty Hawk for the lease of a Boeing 727 freighter.

         The Partnership provided a write-down aggregating $500,000, to reduce the carrying value to an approximation of market value for the Boeing 727-200 aircraft previously leased to Sky Trek, at June 30, 2000, and an additional write down of $450,000 for the same aircraft at December 31, 2000. The Boeing 727 aircraft leased to TNT was also written down at December 31, 2000 by $1,157,000. There were no write-downs during the 1999 Period.

         The Partnership recognized other income of $181,000 from a lease return settlement with Continental Airlines in connection with the return of the Boeing 727 now leased by Kitty Hawk. There was no similar revenue in 1999.

         Net investment in the MD-81 Trust decreased by $771,000 from $1,799,000 at December 31,1999 to $1,028,000 at December 31, 2000, due to the receipt of cash distributions of $1,214,000 offset by equity interest earnings of $443,000.

         Depreciation and amortization was down $1,141,000 or 26% from $4,380,000 in the 1999 Period, to $3,239,000 in the 2000 Period. This was due primarily to the sale of the Boeing 747-100 aircraft to TWA during April 2000 and the termination of the lease to Sky Trek in May 2000. Partially offsetting these decreases was an increase in depreciation related to the aircraft on lease to Kitty Hawk (off-lease during the first half of 1999).

         Management and re-lease fee expenses to the General Partners for the 2000 Period increased $77,000, or 12%, in comparison to the 1999 Period. This was primarily attributable to sales proceeds of $4.36 million, from the sale of the Boeing 747-100 aircraft to TWA during April 2000, as discussed in Note 4 to the Financial Statements.

         Engine rental expense was $84,000 during the 2000 Period, due to the Partnership temporarily renting two JT8D-9A engines, from an affiliate of the Managing General Partner, for the aircraft leased to Kitty Hawk. This was down $112,000 or 57% from $196,000 during the 1999 Period.

         Interest expense was up 6% or $76,000 from $1,215,000 in the 1999 Period to $1,291,000 in the 2000 Period. The increase is due to higher interest rates during the 2000 Period than during the 1999 Period. The Note required only interest payments during the 2000 Period except for the application of $2.95 million from the sale of the Boeing 747 aircraft to principal reduction.


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


Inflation and Changing Prices

         Market and worldwide economic conditions and changes in federal and foreign aircraft regulations have in the past, and may in the future, impact the airline industry and thus lease rates and aircraft values. Additionally, inflation and changing prices, may affect future leasing rates and the eventual selling prices of the aircraft. High oil prices in 2000 and increasing labor costs affected the airline industry profitability and that of the Partnership's lessees.

         Due to concern regarding an economic slowdown, the US Federal Reserve Board has recently reduced its key lending rate in an attempt to stimulate economic activity. It is unclear as to the ultimate impact on the level of economic activity of these rate changes, however, a significant economic slowdown could have an adverse affect on air travel and airline performance.

Accounting Pronouncements

         The Partnership has adopted the guidance in EITF Issue No. 00-1 Investor Balance Sheet and Income Statement Display under the Equity Method of Investment in Certain Partnerships and Other Ventures (EITF 00-1) in its Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and accounts for its investment in the Trust which owns the MD-81 aircraft leased to US Airways under the equity method. In prior years the Partnership had reported its ownership in the MD-81 Trust on a proportionately consolidated basis. The financial results in prior years contained herein have been restated utilizing the equity method. The aircraft had been subject to a tax benefit transfer lease which expired in April 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


List of Financial Statements                                                Page
                                                                            ----

Report of Independent Accountants .........................................  15

Balance Sheets -- December 31, 2000 and 1999...............................  16

Statements of Income for the years ended
     December 31, 2000, 1999 and 1998......................................  17

Statements of Partners' Capital for the years ended
     December 31, 2000, 1999 and 1998......................................  18

Statements of Cash Flows for the years ended
     December 31, 2000, 1999 and 1998......................................  19

Notes to Financial Statements..............................................  21

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Pegasus Aircraft Partners, L.P.

         In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of Pegasus Aircraft Partners, L.P. (the "Partnership") as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                                                      PricewaterhouseCoopers LLP
New York, New York
March 20, 2001

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                                 BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999


                                     ASSETS

                                                         2000      1999
                                                         ----      ----
                                                (in thousands, except unit data)

  Cash and cash equivalents                            $  1,941  $  1,873
  Rent receivable                                           149       476
  Aircraft, net                                          16,968    24,573
  Other assets                                                7        50
                                                       --------  --------
         Total Assets                                  $ 19,065  $ 26,972
                                                       ========  ========

                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Notes payable                                        $ 11,050  $ 14,000
  Accounts payable and accrued expenses                     105       111
  Accrued interest payable                                  105      --
  Payable to affiliates                                   1,004       491
  Distributions payable to partners                        --       1,616
  Maintenance reserves payable                            1,700       969
  Deferred rental income and deposits                       386     1,185
                                                       --------  --------
         Total Liabilities                             $ 14,350  $ 18,372
                                                       ========  ========

COMMITMENTS (Note 6)

PARTNERS' CAPITAL:
  General Partners                                           50      (710)
  Limited Partners (4,000,005 units issued and
    outstanding in 2000 and 1999)                         4,665     9,310
                                                       --------  --------
         Total Partners' Capital                          4,715     8,600
                                                       --------  --------

           Total Liabilities and Partners' Capital     $ 19,065  $ 26,972
                                                       ========  ========


   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                              STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                  2000          1999         1998
                                                  ----          ----         ----
                                                 (in thousands, except unit data
                                                       and per unit amounts)

REVENUES:
    Rentals from operating leases             $     5,645   $     7,010  $     7,146
    Interest and other                                 74            84           76
    Gain on sale of engine and equipment            1,611          --             18
    Return condition settlement                       181          --           --
    Equity in earnings of MD-81 Trust                 443           443          443
                                              -----------   -----------  -----------
                                                    7,954         7,537        7,683
                                              -----------   -----------  -----------

EXPENSES:
    Depreciation and amortization                   3,239         4,380        4,502
    Interest                                        1,291         1,215          929
    Management and re-lease fees                      726           649          682
    Write-downs                                     2,107          --            204
    General and administrative                        231           211          241
    Direct lease                                      121            81           75
    Engine rental and other                            84           196         --
                                              -----------   -----------  -----------
                                                    7,799         6,732        6,633
                                              -----------   -----------  -----------

NET INCOME                                            155           805        1,050
                                              ===========   ===========  ===========

NET INCOME ALLOCATED:
    To the General Partners                           800             8           11
    To the Limited Partners                          (645)          797        1,039
                                              -----------   -----------  -----------
                                                      155           805        1,050
                                              ===========   ===========  ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT       $     (0.16)  $      0.20  $      0.26
                                              ===========   ===========  ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
    PARTNERSHIP UNITS ISSUED AND OUTSTANDING    4,000,005     4,000,005    4,000,005
                                              ===========   ===========  ===========


   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                         STATEMENTS OF PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                General      Limited
                                               Partners     Partners     Total
                                               --------     --------     -----
                                                (dollar amounts in thousands)

Balance, December 31, 1997                     $   (599)   $ 20,274    $ 19,675

    Net income                                       11       1,039       1,050

    Distributions declared to partners              (65)     (6,400)     (6,465)
                                               --------    --------    --------

Balance, December 31, 1998                         (653)     14,913      14,260

    Net income                                        8         797         805

    Distributions declared to partners              (65)     (6,400)     (6,465)
                                               --------    --------    --------

Balance, December 31, 1999                         (710)      9,310       8,600

    Net income                                      800        (645)        155

    Distributions declared to partners              (40)     (4,000)     (4,040)
                                               --------    --------    --------

Balance, December 31, 2000                     $     50    $  4,665    $  4,715
                                               ========    ========    ========



   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                               2000       1999     1998
                                                               ----       ----     ----
                                                             (dollar amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                $   155   $   805   $ 1,050
    Adjustments to reconcile net income to net
      cash provided by operating activities:
       Depreciation and amortization                            3,239     4,380     4,502
       Write-downs                                              2,107      --         204
       Gain on sale of engine and equipment                    (1,611)     --         (18)
       Equity in earnings of MD-81 Trust                         (443)     (443)     (443)
       Change in assets and liabilities:
        Rent and other receivables                                327      --        (182)
        Other assets                                               43       (24)     --
        Accounts payable and accrued expenses                      (6)       14      (205)
        Payable to affiliates                                     513        60       (27)
        Maintenance reserves payable                              731       619       158
        Deferred rental income and deposits                      (439)      147        56
        Accrued interest payable                                  105      --        --
                                                              -------   -------   -------
         Net cash provided by operating activities              4,721     5,558     5,095
                                                              -------   -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash distributions from investment in MD-81 Trust           1,214     1,214     1,214
Proceeds from sale of equipment                                 4,000      --          18
    Capitalized aircraft improvements                          (1,261)   (4,563)   (1,930)
    Repayment of advances by lessees                             --        --         128
                                                              -------   -------   -------
         Net cash provided by (used in) investing activities    3,953    (3,349)     (570)
                                                              -------   -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                                  --       4,000     2,729
    Repayment of notes payable                                 (2,950)     --        --
    Cash distributions paid to partners                        (5,656)   (6,465)   (6,481)
                                                              -------   -------   -------
         Net cash used in financing activities                 (8,606)   (2,465)   (3,752)
                                                              -------   -------   -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               68      (256)      773

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                  1,873     2,129     1,356
                                                              -------   -------   -------

CASH AND CASH EQUIVALENTS AT END OF YEAR                      $ 1,941   $ 1,873   $ 2,129
                                                              =======   =======   =======


   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                              2000       1999     1998
                                                               ----       ----     ----
                                                             (dollar amounts in thousands)

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest Paid                                             $ 1,183   $ 1,201   $   915

NONCASH TRANSACTIONS:
    Distributions declared to partners but unpaid             $  --     $ 1,616   $ 1,616

    Application of security deposit to sale of aircraft       $   360   $   --    $   --







   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

1.       Significant Accounting Policies

         Basis of Presentation. Pegasus Aircraft Partners, L.P. (the "Partnership"), a Delaware limited partnership, maintains its accounting records and prepares financial statements on the accrual basis of accounting. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant assumptions and estimates relate to useful life and recoverability of the aircraft. Actual results could differ from such estimates. Certain financial statement items have been reclassified to conform to the 2000 presentation.

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

         In accordance with Statement of Financial Accounting Standards No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), the recognition of an impairment for a long-lived asset is required when the estimate of undiscounted future cash flows expected to be generated by the asset is less than its carrying amount. Measurement of an impairment loss is to be recognized based on the fair value of the asset. The Partnership generally bases its estimate of fair market value of the aircraft upon valuation by an independent third party. SFAS 121 also requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less estimated disposal costs.


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

         Operating Leases. The aircraft leases, which are structured principally as triple net leases, are accounted for as operating leases. Lease revenues are recognized ratably over the terms of the related leases.

         Deferred Rental Income. Some of the Partnership's operating leases require rental payments to be paid monthly in advance. Deferred rental income represents rental payments received in advance which have not been earned.

         Income Taxes. No provision for income taxes has been made in the financial statements since such taxes are the responsibility of the individual partners rather than the Partnership.

         Net Income or Loss Per Limited Partnership Unit. The net income or loss per limited partnership unit is computed by dividing the net income or loss allocated to the Limited Partners by the weighted average number of Units outstanding during the year.

Accounting Pronouncements

         The Partnership has adopted the guidance in EITF Issue No. 00-1 Investor Balance Sheet and Income Statement Display under the Equity Method of Investments in Certain Partnerships and Other Ventures (EITF 00-1) in its Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and accounts for its investment in the Trust which owns the MD-81 aircraft leased to USAirways under the equity method. In prior years, the Partnership had reported its ownership in the MD-81 Trust on a proportionately consolidated basis. The financial results in prior years contained herein have been restated utilizing the equity method. The aircraft had been subject to a tax benefit transfer lease, which expired in April 2000.


2.       Organization of the Partnership

         The Partnership was formed on June 23, 1988 for the purpose of acquiring, leasing, and ultimately selling used commercial aircraft principally to US airlines. The Managing General Partner of the Partnership is Pegasus Aircraft Management Corporation, a wholly-owned subsidiary of Pegasus Capital Corporation, and the Administrative General Partner is Air Transport Leasing, Inc., a wholly-owned subsidiary of UBS Americas, Inc. UBS Americas is a successor through acquisition to Paine Webber Group, Inc. (collectively, the "General Partners").

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

4.       Aircraft

                           Net Investment in Aircraft

         The Partnership's net carrying value of aircraft as of December 31, 2000 and 1999 consisted of the following (in thousands):

                                                          2000            1999
                                                          ----            ----

Aircraft on operating leases, at cost                   $ 48,788       $ 78,583
Less: Accumulated depreciation                           (30,658)       (46,325)
      Write-downs                                         (4,156)        (9,484)
                                                        --------       --------
                                                        $ 13,974       $ 22,774
                                                        --------       --------

Net Investment in MD-81 Trust                           $  1,028       $  1,799
                                                        --------       --------

Aircraft held for lease, at cost                          11,915           --
Less: Accumulated depreciation                            (6,365)          --
      Write-downs                                         (3,584)          --
                                                        --------       --------
                                                        $  1,966       $   --
                                                        --------       --------
Aircraft, net                                           $ 16,968       $ 24,573
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

         During 2000, the Partnership invested approximately $1.3 million with respect to the overhaul of two engines for the Boeing 727-200 aircraft leased to Kitty Hawk. While these engines were being overhauled, the Partnership leased two other engines from an affiliate of the Managing General Partner. One of the overhauled engines was re-installed on the aircraft and the leased engine removed and returned to the Affiliate. The Partnership exchanged with the Managing General Partner's affiliate, the second overhauled engine for the other leased engine. There was no gain or loss recognized on this transaction.

         Kitty Hawk filed for protection under Chapter 11 of the U.S. Bankruptcy Code on May 1, 2000, but, with Bankruptcy Court approval, has made all payments due to the Partnership as of December 31, 2000. Kitty Hawk management has submitted a plan of reorganization with the Court, although such a plan has not been approved.

         Trans World Airlines Leases. During February 1989, the Partnership acquired a McDonnell Douglas MD-82 aircraft for a total purchase price of $21,017,000 which, as of December 31, 2000, was subject to a lease with Trans World Airlines, Inc. ("TWA") providing for rentals of $185,000 per month for a term scheduled to expire in September 2004. TWA missed making lease payments during December 2000, January and February 2001. However, payments resumed during March, 2001, and rents are current as of March 26, 2001. American Airlines has agreed to purchase this aircraft for $9.5 million on or about April 10, 2001, as part of its acquisition of the assets of TWA. TWA accounted for 37% of the Partnership's lease revenue in 2000. The purchase price of the aircraft is in excess of the net book value.

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

         Rental payments are payable quarterly, in arrears, at a rate of $304,000 (for the Partnership's one-half interest in the aircraft). During 1997, USAir exercised its renewal option for a three year extension (to June, 2001) at the original lease rate. USAir also has three additional one-year renewal options at fair market rental rates. USAir has indicated its intention to return the aircraft in June, 2001. United Airlines, Inc. is attempting to complete an acquisition of USAir.

         TNT Transport International B.V. Lease. In November 1997, the Partnership entered into an agreement to lease the aircraft formerly leased to Nations to a European freight carrier, TNT Transport International B.V. ("TNT") for a term of four years. The lease provides for monthly rentals of $123,500 (subject to a subsequent rent reduction of approximately 10% after two years if TNT exercises an option, during the lease term, to extend the lease for an additional two years beyond the original expiration date) and airframe and landing gear reserves aggregating $85 per flight hour. TNT has contracted with a third party service provider for the maintenance of the engines. TNT has provided a $150,000 security deposit. TNT has indicated its intention to return the aircraft in March 2002. This aircraft was written down at December 31, 2000, by $1,157,000.

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

         In the third quarter of 1998, due to the conversion of this aircraft to a freighter, the Partnership wrote-off the remaining net book value of the passenger interior, determined through a third party appraisal, which resulted in an impairment expense of $104,000.

         TNT is responsible for the first $50,000 of cost in complying with the newly issued freighter conversion AD. Costs in excess of this amount are initially paid for by TNT. At the end of the lease, TNT will be reimbursed by the Partnership for a portion of the AD compliance cost based on a formula set forth in the Partnership agreement, not to exceed $250,000.

         General. The aircraft leases are principally triple net leases. As such, during the terms of leases, the lessees are required to pay substantially all expenses associated with the aircraft and in the case of Kitty Hawk and TNT, also fund certain maintenance expenses through hourly maintenance reserves paid monthly.

                               Significant Lessees

         The Partnership leased its aircraft to five different airlines during 2000. Revenues from airlines which accounted for greater than 10% of the Partnership's total rental revenues during 2000, 1999 and 1998 are as follows:

                                             Percentage of Rental Revenues
                                             -----------------------------
Airlines                                      2000         1999       1998
--------                                      ----         ----       ----

Trans World Airlines, Inc.                     37%          49%         52%
US Airways Group, Inc.                         18           15          15
Kitty Hawk Aircargo, Inc.                      21           (a)         (b)
TNT Transport International B.V.               22           18          14
Sky Trek International Airlines, Inc.          (a)          12          11

(a)      Represents less than 10%.
(b)      New lessee as of 1999

         Revenues include rentals from aircraft leased to foreign airlines or carriers of $1,482,000 in both 2000 and 1999, and $1,143,000 in 1998. The year
2000 amount for TWA does not include the proceeds of the sale of the Boeing 747.

                          Future Minimum Rental Income

         The following is a schedule by year of future minimum rental income under the leases as of December 31, 2000 (in thousands):

              2001                                    $ 3,993
              2002                                      1,759
              2003                                      1,414
              2004                                      1,414
              2005                                      1,414
              Thereafter                                  926
                                                      -------
              Total                                   $10,920
                                                      =======

         The Partnership operates in one industry, the leasing of used aircraft to commercial passenger and freight airlines.


5.       Transactions With Affiliates

         Management Fees. The General Partners earn a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. During the years ended December 31, 2000, 1999 and 1998, the General Partners earned base management fees of $103,000, $123,000 and $124,000 , respectively.

         Incentive Management Fee. The General Partners also earn a quarterly subordinated incentive management fee in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees), of which 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. During the years ended December 31, 2000, 1999 and 1998, the General Partners earned incentive management fees of $425,000, $281,000 and$308,000, respectively.

         Re-lease Fee. The General Partners earn a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is received. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. During the years ended December 31, 2000, 1999 and 1998, the General Partners earned $198,000, $245,000 and $250,000, respectively of re-lease fees.

         Payment of the above fees on a current basis is subordinated to the limited partners receiving an 8% annual non-cumulative return based upon original contributed capital (as defined and adjusted per the Partnership agreement). Fees are therefore not being paid on a current basis and are being accrued. Pursuant to the terms of the Partnership Agreement, the General Partner's Capital Accounts were allocated $807,000 of the gain due to the sale of the Boeing 747-100 aircraft. Since 1996, as part of a class action settlement, an affiliate of the Administrative General Partner places fees and distributions remitted to it by the Administrative General Partner into an account for the benefit of the class members.

         Accountable Expenses. The General Partners are entitled to reimbursement of certain expenses, paid on behalf of the Partnership which are incurred in connection with the administration and management of the
Partnership. The Administrative General Partner billed $12,500 in 1998 for administrative services. There were no expenses billed in 2000 or 1999. The decline in accountable expenses is due to the subcontracting of certain accounting services, and their cost is included in general and administrative expenses.

         Other. During 1999 and 1998 , the Partnership purchased parts in connection with certain capital projects for costs totaling $875,513 and $1,067,616, respectively, from a Company in which the President and Director of the Managing General Partner had an interest. There were no such purchases in 2000. In 2000 and 1999, the Partnership paid $84,000 and $196,000 respectively for two engine leases (Kitty Hawk Aircraft) to an affiliate of the Managing General Partner. The leases were both for $21,000 per month for each engine. As of March, 2000, engines owned by the Partnership were placed on the aircraft.

         In connection with certain capital projects, during 2000, 1999 and 1998, the Partnership paid $26,358, $26,279 and $638,775, respectively, to a licensed maintenance provider that is affiliated with the Managing General Partner.

6.       Notes Payable

         In January 1998, the Partnership's lender increased its borrowing commitment from $7,500,000 to $10,000,000 and increased the interest rate from 1% to 1.25% over prime. The Partnership provided, as additional collateral, the Boeing 727-200 aircraft leased to Continental and the Boeing 727-200 aircraft leased to Sky Trek. The proceeds were used to fund the cargo conversion of the aircraft delivered to TNT.

         In February 1999, the lender further agreed to increase the borrowing commitment from $10 million to $14.5 million and increase the interest rate from 1.25% to 1.5% over prime with the funds primarily being utilized for the Kitty Hawk aircraft conversion. In January 2001, the note which had become due in October 2000 was extended an additional six months to June 30, 2001. A condition of the extension was that all cash flow in excess of certain operating expenses is to be used to reduce the principal of the note. Although the current lender has agreed to extend the term of its facility by six months, the Partnership will need to obtain a replacement lender. Until a replacement lender is found or the current debt is otherwise retired, future distributions to the partners will continue to be eliminated in order to retire debt and the Partnership may also need to sell assets. If the sale of the MD-82 is consummated, there will be sufficient funds to retire the Partnership's debt.

7.       Reconciliation to Income Tax Method of Accounting

         The following is a reconciliation of the net income as shown in the accompanying financial statements to the taxable income reported for federal income tax purposes (in thousands):

                                                     2000      1999      1998
                                                     ----      ----      ----

Net income per financial statements                 $   155   $   805   $ 1,050
Increase (decrease) resulting from:
   Depreciation                                       3,453     2,760     2,478
   Reserves for maintenance costs and
      write-downs                                      --        --         204
   Allowance for bad debts provided for book           --        --        (261)
   TBT interest income less
      TBT rental expense                               (573)   (1,492)   (1,200)
   Difference in basis of aircraft engine sold        2,428      --          (8)
   Maintenance reserves collected and related
      interests net of expenditures                     685       694       215
   Deferred rental income                               (33)      (33)     --
   Other                                                (76)       (9)       74
                                                    -------   -------   -------
Taxable income per federal income tax return        $ 6,039   $ 2,725   $ 2,552
                                                    =======   =======   =======


         The following is a reconciliation of the amount of the Partnership's total Partnership capital as shown in the accompanying financial statements to the tax bases of the Partnership's net assets (in thousands):

                                                   2000       1999       1998
                                                   ----       ----       ----
Total Partnership capital per financial
   statements                                    $  4,715   $  8,600   $ 14,260
Increase (decrease) resulting from:
   Commissions and expenses paid in
      connection with the sale of limited
      partnership units                             8,441      8,441      8,441
   Reserves for maintenance costs and
      write-downs including Continental lease
      settlement, accounted for as cost
      recovery                                      7,919      9,484      9,484
   Aircraft expenditures capitalized for
      tax, net                                        514        514        514
   Distributions payable to partners                 --        1,600      1,600
   Deferred rental income                            --          112        145
   Maintenance reserves collected and used
      to restore aircraft net                       1,344      1,934      1,905
   Accumulated depreciation                        (5,986)   (14,021)   (16,781)
   TBT interest income less TBT rental expense     (7,191)    (6,614)    (5,132)
   Maintenance reserves payable                     1,700      1,015        350
   Other                                             --           (7)        11
                                                 --------   --------   --------
Tax bases of net assets                          $ 11,456   $ 11,058   $ 14,797
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

         Accounts payable and accrued expenses, payable to affiliates, and accrued interest payable. For these balances, carrying value approximates fair value due to their short term nature.

9.       Subsequent Events

         The Partnership and the current lender entered into an extension of the loan facility until June 30, 2001. During that period, all cash flow above that necessary to fund the Partnership's ongoing expenses will be utilized to retire the Partnership's indebtedness. A condition of the extension is that no distributions would be paid to the partners.

         As previously discussed, TWA filed for Chapter 11 protection under the US Bankruptcy code in January and entered into an Asset Purchase Agreement with American Airlines, Inc. While TWA fell in arrears with respect to lease payments during the Section 1110 period, all payments have been brought current. A sale of the MD-82 to American has been negotiated at a purchase price of $9.5 million with rent due until the closing date to be paid at the current rate. It is anticipated that the sale will close in April 2001, at which time the proceeds will be used primarily to retire the Partnership's debt.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in accountants or disagreements with accountants with respect to accounting or financial disclosure issues during 2000 or 1999.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Partnership has no officers and directors. The General Partners jointly manage and control the affairs of the Partnership and have general responsibility and authority in all matters affecting its business. Richard L.
Funk resigned his position as Senior Vice President, Technical of Pegasus Aircraft Management as of January 15, 2001 at which time Ervin Bach assumed the position. Information concerning the directors and executive officers of the General Partners is as follows:

                     Pegasus Aircraft Management Corporation

      Name                             Positions Held
      ----                             --------------

Richard S. Wiley         President and Chairman of the Board
Carol L. Chase           Executive Vice President, General Counsel and Secretary
Robert M. Brown          Executive Vice President
Erv Bach                 Senior Vice President, Technical


         Richard S. Wiley, age 47 is President and Chairman of the Board of the Managing General Partner and Pegasus Capital Corporation ("PCC"), which was formed in 1988. Prior to forming Pegasus Capital Corporation, Mr. Wiley was a Vice President of CIS Corporation ("CIS"), a wholly-owned subsidiary of Continental Information Systems Corporation ("Continental") for the period 1986 to 1988. Mr. Wiley originated aircraft transactions throughout the world and sold aircraft to third-party investors. From 1985 to 1986, Mr. Wiley worked as Treasurer of Caterpillar Capital Company in San Diego, California. From 1983 to 1985, he served as Managing General Partner and President of RAM Financial Corporation in Houston, Texas, an equipment leasing venture capital company. Prior to joining RAM, he worked for GATX Leasing Corporation as a District Manager from 1980 to 1983. Mr. Wiley received a B.S. degree from the Indiana University School of Business and an M.B.A. from the University of California, Los Angeles.

         Carol L. Chase, Esq., age 48, is Executive Vice President, General Counsel and Secretary of the Managing General Partner and Pegasus Capital Corporation. She is responsible for providing legal counsel for all aspects of capital equipment leasing, financing and placement. Prior to joining Pegasus, from 1987 to 1988, Ms. Chase was Senior Corporate Counsel at CIS where she provided legal counsel for transactions involving aircraft and related equipment. From 1981 to 1987, Ms. Chase was legal counsel at Transamerica Airlines where she was responsible for the legal negotiation and documentation for the purchase, sale, lease and finance of aircraft and aircraft-related equipment. Ms. Chase received a B.A. degree from California State University, Hayward and a J.D. degree from the University of California, Davis. She is a member of the State Bar of California, the American Bar Association, and the American Corporate Counsel Association.

         Robert M. Brown, 42, is an Executive Vice President of the Managing General Partner and Pegasus Capital Corporation, and is involved in aircraft acquisition, finance and leasing. His primary responsibility is the structuring of debt transactions which accommodate the PCC trading and long-term investing activities. Previously, he served as Vice President, Aircraft Sales, and as Regional Marketing Director during the offerings of the Partnership and an affiliated partnership. Prior to joining PCC, Mr. Brown was District Manager with the Chrysler Corporation. He holds a BA degree from Dartmouth College and an MBA from the University of Washington.

         Erv Bach, 39, is Senior Vice President, Technical of the Managing General Partner and Pegasus Capital Corporation. Mr. Bach has been employed in various technical capacities with affiliates of the Managing General Partner since 1996. From 1994 to 1996, he was Manager of Structures for Hamilton Aviation, Tucson, and he held the same position with Lockheed Aeromod, Tucson, from 1993 to 1994. From 1989 to 1993, Mr. Bach held various positions with Evergreen Air Center, Marana, Arizona, the last being Manager of Engineering. During 1991, Mr. Bach was employed for seven months as a structural mechanic with Trans World Airlines, Kansas City. Mr. Bach was with the United States Air Force from 1982 to 1989, rising to the rank of Staff Sergeant with the responsibility of maintaining the mission worthiness of 13 Electronic Combat, C-130s. Mr. Bach holds an Airframe and Powerplant license and attended USAF technical and leadership schools. Mr. Bach attended Pima Community College during 1990-91.

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

         Clifford B. Wattley, age 51, is President and a Director of the Administrative General Partner. Mr. Wattley is a Corporate Vice President with UBS PaineWebber Inc., having joined the firm in 1986. He also was employed previously by Paine, Webber, Jackson & Curtis from 1979 to 1980. From 1986 to 1992, Mr. Wattley participated in Paine Webber's Principal Transactions Group. Since 1992, Mr. Wattley has been a member of the Private Investment Department. He holds a Bachelor of Science degree in engineering from Columbia University and a Masters in Business Administration from Harvard University.

         Stephen R. Dyer, age 41, is Vice President, Assistant Secretary and a Director of the Administrative General Partner. He joined UBS PaineWebber Inc. in June 1988 as a Divisional Vice President and is currently a Senior Vice President and Director of Private Investments. Prior to joining UBS PaineWebber Inc., Mr. Dyer had been employed, since June 1987, as an Assistant Vice President in the Retail National Products Group of L.F. Rothschild & Co. Incorporated. Prior to joining L.F. Rothschild he was employed, beginning in January 1985, as an Associate in the Real Estate Department of Thomson McKinnon Securities Inc. From July 1981 to August 1983, Mr. Dyer was on the audit staff of the accounting firm of Arthur Young & Company. He received his Bachelor of Science degree in Accounting in 1981 from Boston College and a Masters of Business Administration from Indiana University in December 1984. Mr. Dyer is a Certified Public Accountant.

         Carmine Fusco, age 32, is Vice President, Secretary, Treasurer and Chief Financial and Accounting Officer of the Administrative General Partner. He also serves as an Assistant Vice President within the Private Investments Department of UBS PaineWebber Inc. Mr. Fusco had previously been employed as a Financial Valuation Consultant in the Business Valuation Group of Deloitte & Touche, LLP from January 1997 to August 1998. He was employed as a Commodity Fund Analyst in the Managed Futures Department of Dean Witter Reynolds Incorporated, from October 1994 to November 1995. Prior to joining Dean Witter, Mr. Fusco was a Mutual Fund Accountant with the Bank of New York Company Incorporated. He received his Bachelor of Science degree in Accounting and Finance in May 1991 from Rider University and a Master of Business Administration from Seton Hall University in June 1996.

ITEM 11. EXECUTIVE COMPENSATION

         No compensation was paid by the Partnership to the officers and directors of the General Partners. See Item 13 of this Report, "Certain Relationships and Related Transactions", which is incorporated herein by reference, for a description of the compensation and fees paid to the General Partners and their affiliates by the Partnership during 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) As of the date hereof, no person is known by the Partnership to be the beneficial owner of more than 5% of the Units of the Partnership. The Partnership has no directors or officers, and neither of the General Partners of the Partnership owns any Units. The Assignor Limited Partner for the Partnership, Pegasus Assignor L.P.A., Inc. (an affiliate of the Managing General Partner), owns 5 Units. Additionally, as of December 31, 2000, ATL Inc., an affiliate of the Administrative General Partner owns approximately 69,016 Units.


              The names and addresses of the General Partners are as follows:

              Managing General Partner:

                   Pegasus Aircraft Management Corporation
                   Four Embarcadero Center, 35th Floor
                   San Francisco, CA 94111

              Administrative General Partner:

                   Air Transport Leasing, Inc.
                   800 Harbor Boulevard, 3rd Floor
                   Weehawken, NJ 07087

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

         (b) The following table sets forth the number of Units beneficially owned as of March 1, 2000, by directors of the Managing General Partner and the Administrative General Partner and by all directors and officers of such corporations as a group:

                                                          Number
                                                         of Units
                                                       Beneficially      Percent
                     Name                                  Owned        of Class
                     ----                                  -----        --------

              Managing General Partner
              Richard S. Wiley                             3,216            *
              Robert M. Brown                              1,306
              All directors and officers as a group
                (4 persons)                                4,522            *

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

         Following is a summary of the amounts paid, or payable, to the General Partners and their affiliates during 2000.

         Base Management Fee. The General Partners receive a quarterly subordinated fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees paid. Of this amount, 1.0% is payable to the Managing
General Partner and 0.5% is payable to the Administrative General Partner. During 2000, the General Partners earned base management fees of $103,000.

         Incentive Management Fee. The General Partners also receive a quarterly subordinated fee, in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees), of which 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. During 2000, the General Partners earned incentive management fees of $425,000.

         Re-lease Fee. The General Partners receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is received. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. During 2000 the General Partners earned re-lease fees of $198,000.

         Beginning January 1, 1996, as part of the 1996 and 1997 class action settlement, the Administrative General Partner remits to an affiliate, all management fees as well as all 1997 and future fees and distributions received by the Administrative General Partner, for deposit into an escrow account for the benefit of the class members. Due to the subordination provisions of the Partnership Agreement, all General Partner fees are currently being accrued but are not being paid on a current basis.

         Accountable Expenses. The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. Such reimbursable expenses amounted to $-0- during 2000. As discussed in Note 5 to the Financial Statements, accountable expenses declined due to the subcontracting of certain accounting services, and their cost is included in general and administrative expenses.

         Partnership Interest. In the aggregate, the General Partners were entitled to receive cash distributions of $40,000 as their allocable share of distributable cash flow for 2000. In addition, $800,000 of the Partnership's net taxable income for 2000 was allocated to the General Partners.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)  The following documents are filed as part of this Report:

              1. Financial Statements: (Incorporated by reference to Item 8 of this Report, "Financial Statements and Supplementary Data").

         (b) During the fourth quarter of 2000, the Partnership did not file any reports on Form 8-K.

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

         (c) Security Agreement and Assignment of lease between First Security Bank of Utah, National Association as owner trustee and Philadelphia National Bank Incorporated as CoreStates Bank, N.A. with respect to aircraft N17010.*

         (d) Assignment of beneficial interest for Pegasus Aircraft Partners, L.P. to Philadelphia National Bank Incorporated as CoreStates Bank, N.A. with respect to the Pegasus interest in the USAir Trust Agreement and the Continental Trust Agreement.*

         (e) Amended and restated loan agreement dated as of July 20, 1995 between Pegasus Aircraft Partners, L.P. and CoreStates Bank N.A.

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

Dated: March 29, 2001

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

                                         By:    /s/ CLIFFORD B. WATTLEY
                                                Clifford B. Wattley
                                                President and Director

                                         By:    /s/ CARMINE FUSCO
                                                Carmine Fusco
                                                Vice President, Secretary,
                                                Treasurer and Chief Financial
                                                and Accounting Officer

                                         By:    Pegasus Aircraft Management
                                                Corporation
                                                Managing General Partner

                                         By:    /s/ RICHARD S. WILEY
                                                Richard S. Wiley
                                                President and Chairman
                                                of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2001.

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