Form 10-Q
period 2001-03-31
PEGASUS AIRCRAFT PARTNERS L P
filed 2001-05-11
CIK 835900

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2001
                              --------------------------------------------------

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


                       This document consists of 15 pages.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                          QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART 1   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets - March 31, 2001 and December 31, 2000       3

                  Statements of Income for the three months ended March 31,
                  2001 and 2000                                               4

                  Statements of Partners' Capital for the three months
                  ended March 31, 2001 and 2000                               5

                  Statements of Cash Flows for the three months ended
                  March 31, 2001 and 2000                                     6

                  Notes to Financial Statements                               7

         Item 2.  Management's Discussion and Analysis of Financial
                  Conditions and Results of Operations                       11

PART II  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                           14

         Signature                                                           15

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  Financial Statements
         --------------------

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

       BALANCE SHEETS -- MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000
       ------------------------------------------------------------------

                                                       2001        2000
                                                       ----        ----
                                                (in thousands, except unit data)

                                     ASSETS
                                     ------
Cash and cash equivalents                             $ 1,736     $ 1,941
Rent receivable                                           101         149
Aircraft, net                                          16,305      16,968
Other assets                                               14           7
                                                      -------     -------
   Total Assets                                       $18,156     $19,065
                                                      =======     =======


                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------
LIABILITIES:
   Notes payable                                      $ 9,235     $11,050
   Accounts payable and accrued expenses                  114         105
   Accrued interest payable                                87         105
   Payable to affiliates                                1,127       1,004
   Maintenance reserves payable                         1,870       1,700
   Deferred rental income and deposits                    523         386
                                                      -------     -------
     Total Liabilities                                $12,956     $14,350
                                                      =======     =======

COMMITMENTS (Note 4)

PARTNERS' CAPITAL:
   General Partners                                        55          50
   Limited Partners (4,000,005 units issued and
    outstanding in 2001 and 2000)                       5,145       4,665
                                                      -------     -------
     Total Partners' Capital                            5,200       4,715
                                                      -------     -------
       Total Liabilities and Partners' Capital        $18,156     $19,065
                                                      =======     =======



   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                              STATEMENTS OF INCOME
                              --------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
               --------------------------------------------------
                                   (unaudited)

                                                          2001          2000
                                                          ----          ----
                                                      (in thousands, except unit
                                                      data and per unit amounts)
REVENUE:
   Rentals from operating leases                       $    1,279     $    1,708
   Interest                                                    25             21
   Equity in earnings of MD-81 Trust                          111            111
                                                       ----------     ----------
                                                            1,415          1,840
                                                       ----------     ----------
EXPENSES:
   Depreciation and amortization                              470          1,144
   Interest                                                   263            363
   Management and re-lease fees                               123            154
   General and administrative                                  62             58
   Direct lease                                                12             22
   Engine rental and other                                   --               84
                                                       ----------     ----------
                                                              930          1,825
                                                       ----------     ----------
NET INCOME                                             $      485     $       15
                                                       ==========     ==========

NET INCOME ALLOCATED:
   To the General Partners                             $        5     $     --
   To the Limited Partners                                    480             15
                                                       ----------     ----------
                                                       $      485     $       15
                                                       ==========     ==========

NET INCOME PER LIMITED PARTNERSHIP UNIT                $     0.12     $     --
                                                       ==========     ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
PARTNERSHIP UNITS ISSUED AND OUTSTANDING                4,000,005      4,000,005
                                                       ==========     ==========


   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                         STATEMENTS OF PARTNERS' CAPITAL
                         -------------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
               --------------------------------------------------
                                   (unaudited)



                                                 General    Limited
                                                Partners   Partners      Total
                                                --------   --------      -----
                                                 (dollar amounts in thousands)

Balance, January 1, 2001                        $    50     $ 4,665     $ 4,715

   Net income                                         5         480         485
                                                -------     -------     -------

Balance, March 31, 2001                         $    55     $ 5,145     $ 5,200
                                                =======     =======     =======

Balance, January 1, 2000                        $  (710)    $ 9,310     $ 8,600
   Net income                                      --            15          15

   Distributions declared to partners               (16)     (1,600)     (1,616)
                                                -------     -------     -------

Balance, March 31, 2000                         $  (726)    $ 7,725     $ 6,999
                                                =======     =======     =======



   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
               --------------------------------------------------
                                   (unaudited)

                                                           2001      2000
                                                           ----      ----
                                                   (dollar amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                            $   485   $    15
   Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                             470     1,144
   Change in assets and liabilities:
   Rent and other receivable                                  48      --
   Equity in earnings of MD-81 Trust                        (111)     (111)
   Other assets                                               (7)       50
   Accounts payable and accrued expenses                       9        (2)
   Accrued interest payable                                  (18)     --
   Payable to affiliates                                     123       205
   Deferred rental income and deposits                       137      --
   Maintenance reserves payable                              170       234
                                                         -------   -------
   Net cash provided by operating activities               1,306     1,535
                                                         -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash distributions from investments in MD-81
     Trust                                                   304       304
   Capitalized aircraft improvements                        --      (1,303)
                                                         -------   -------
         Net cash provided by (used in)
           investing activities                              304      (999)
                                                         -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of notes payable                             (1,815)     --
   Cash distributions paid to partners                      --      (1,616)
                                                         -------   -------
         Net cash used in financing activities            (1,815)   (1,616)
                                                         -------   -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                   (205)   (1,080)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           1,941     1,873
                                                         -------   -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 1,736   $   793
                                                         =======   =======

SUPPLEMENTAL CASH FLOW INFORMATION:

   Interest paid                                         $   281   $   360
                                                         =======   =======

   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                 MARCH 31, 2001
                                 --------------
                                   (unaudited)

1.       General

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partners, all adjustments necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant assumptions and estimates relate to useful life and recoverability of the aircraft values. Actual results could differ from such estimates. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2000. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

2.       Aircraft

         The Partnership's net investment in aircraft as of March 31, 2001 and December 31, 2000 consisted of the following (in thousands):

                                                       2001              2000
                                                       ----              ----

Aircraft on operating leases, at cost                $ 48,788         $ 48,788
Less:    Accumulated depreciation                     (31,128)         (30,658)
         Write-downs                                   (4,156)          (4,156)
                                                     --------         --------
                                                     $ 13,504         $ 13,974
                                                     ========         ========

Net Investment in MD-81 Trust                        $    835         $  1,028
                                                     --------         --------

Aircraft held for lease, at cost                       11,915           11,915
                                                     --------         --------
Less:    Accumulated depreciation                      (6,365)          (6,365)
                                                     --------         --------
         Write-downs                                   (3,584)          (3,584)
                                                     --------         --------
                                                     $  1,966         $  1,966
                                                     --------         --------
Aircraft, net                                        $ 16,305         $ 16,968
                                                     ========         ========

         Kitty Hawk Aircargo, Inc. ("Kitty Hawk"). The Boeing 727-200 Advanced aircraft formerly leased to Continental was hushkitted, converted to a freighter and delivered to Kitty Hawk in August 1999. Kitty Hawk is a Dallas, Texas based operator of more than 100 freighter aircraft. The lease agreement provides for 84 months of rent at $117,800 per month. Kitty Hawk has provided a security deposit of $236,000 and is obligated to fund maintenance reserves, in the aggregate, at a rate of $375 per flight hour. The Partnership invested approximately $4.4 million in hushkitting, a C-check and the cargo conversion during 1999.

         During 2000, the Partnership invested approximately $1.3 million with respect to the overhaul of two engines for the Boeing 727-200 aircraft leased to Kitty Hawk. While these engines were being overhauled, the Partnership leased two other engines from an affiliate of the Managing General Partner. One of the overhauled engines was re-installed on the aircraft and the leased engine removed and returned to the Affiliate. The Partnership exchanged with the Managing General Partner's affiliate the second overhauled engine for the other leased engine. There was no gain or loss recognized on this transaction.

         Kitty Hawk filed for protection under Chapter 11 of the U.S. Bankruptcy Code on May 1, 2000, but, with Bankruptcy Court approval, has made all payments due to the Partnership as of March 31, 2001. On April 17, 2001, Kitty Hawk management submitted an amended plan of reorganization with the Court, although such a plan has not been approved.

         Trans World Airlines, Inc. ("TWA"). TWA filed for Chapter 11 bankruptcy protection under the Federal Bankruptcy code in January 2001 and just before it filed, it entered into an Asset Sale and Purchase Agreement with American Airlines, Inc. TWA had fallen in arrears with respect to lease payments on the MD-82, but all arrearages were cured as of March 31, 2001. Subsequently, on April 9, 2001, American Airlines purchased TWA and the Partnership's McDonnell Douglas MD-82 aircraft for $9.5 million (see "Note 5. Subsequent Events"). The purchase price of the aircraft is in excess of the net book value of $2.2 million, and the proceeds will be applied to reduce the Partnership's debt.

         US Airways Group, Inc. ("USAir") Lease. During March 1989, the Partnership acquired one half of the beneficial interest in a trust ("Trust") that is the owner/lessor of a McDonnell Douglas MD-81 for a purchase price of $9,999,000. The remaining one-half interest in the Trust is owned by Pegasus Aircraft Partners II, L.P., an affiliated partnership.

         Net investment in the MD-81 Trust decreased by $193,000 from $1,028,000 at December 31, 2000 to $835,000 at March 31, 2001, due to receipt of cash distributions of $304,000 offset by equity interest earnings of $111,000.

         During 1997, USAir exercised its renewal option for a three year extension (to June 2001) at the original lease rate. While USAir also has three additional one-year renewal options at fair market rental rates, it has indicated it will return the aircraft in June 2001. While the aircraft will be remarketed to a new lessee, there can be no assurance as to the success or timeliness of such a remarketing effort.

         The Partnership adopted the guidance in "EITF Issue No. 00-1 Investor Balance Sheet and Income Statement Display under the Equity Method of Investments in Certain Partnerships and Other Ventures (EITF 00-1)" in its Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and accounted for its investment in the Trust which owns the MD-81 aircraft, leased to USAirways, under the equity method. In prior years, the Partnership had reported its ownership in the MD-81 Trust on a proportionately consolidated basis. The financial results in prior years contained herein have been restated utilizing the equity method, with no resulting impact on net income. The aircraft had been subject to a tax benefit transfer lease, which expired in April 2000.

         TNT Transport International B.V. Lease. In November 1997, the Partnership entered into an agreement to lease an aircraft to a European freight carrier, TNT Transport International B.V. ("TNT") for a term of four years. The lease provides for monthly rentals of $123,500 (subject to a subsequent rent reduction of approximately 10% after two years if TNT exercises an option, during the lease term, to extend the lease for an additional two years beyond the original expiration date) and airframe and landing gear reserves aggregating $85 per flight hour and TNT has contracted with a third party service provider for the maintenance of the engines. TNT provided a $150,000 security deposit and TNT has indicated its intention to return the aircraft in March 2002. This aircraft was written down at December 31, 2000, by $1,157,000.

         TNT is responsible for the first $50,000 of cost in complying with the newly issued freighter conversion AD. Costs in excess of this amount are initially paid for by TNT. At the end of the lease, TNT will be reimbursed by the Partnership for a portion of the AD compliance cost based on a formula set forth in the Partnership agreement, not to exceed $250,000.

         While, pursuant to the lease, TNT has renewal options, it has indicated its intention to return the aircraft at the end of the lease in March 2002. Upon return of the aircraft, the Partnership will remarket the aircraft, but there can be no assurance as to whether the plane will be remarketed, the time it will take or the lease rate, which may be achieved.

         Boeing 727-200. The Boeing 727-200, formerly leased to Discovery Airlines (Sky Trek), was returned in March 2000. The Partnership has been unsuccessful in marketing the aircraft to a new lessee and is evaluating the possibility of leasing the engines independently of the airframe.

         General. The aircraft leases are "triple net leases". As such, during the terms of leases, the lessees are required to pay substantially all expenses associated with the aircraft and in the case of Kitty Hawk and TNT, also fund certain maintenance expenses through hourly maintenance reserves paid monthly to the Partnership.

3.       Transactions With Affiliates

         Base Management Fees: The General Partners are entitled to receive a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees paid. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. The General Partners earned $24,000 of base management fees during the three months ended March 31, 2001.

         Incentive Management Fees: The General Partners also are entitled to receive a quarterly subordinated incentive management fee in an amount equal to 4.5% of quarterly cash flows and sales proceeds (net of resale fees). Of this amount, 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. The General Partners earned $54,000 of incentive management fees during the three months ended March 31, 2001.

         Re-lease Fees: The General Partners are entitled to receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is made. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. The General Partners earned $45,000 of re-lease fees during the three months ended March 31, 2001.

         All of the above fees are subordinated to the limited partners receiving an 8% annual non-cumulative return based upon original contributed capital (as adjusted per the Partnership agreement). Fees are therefore not being paid on a current basis and are being accrued. Pursuant to the terms of the Partnership Agreement, the General Partner's Capital Accounts were allocated $807,000 of the gain due to the sale in April 2000 of the Boeing 747-100 aircraft. As part of a class action settlement agreement, an affiliate of the Administrative General Partner has agreed to pay to members of the class, fees and distributions remitted to it by the Administrative General Partner.

         Accountable General and Administrative Expenses: The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. Since 1999, there were no reimbursable expenses payable to the Administrative General Partner.

         Other. In 2000, the Partnership paid $84,000 for two engine leases (Kitty Hawk Aircraft) to an affiliate of the Managing General Partner. The leases were both for $21,000 per month for each engine. As of March, 2000, engines owned by the Partnership were placed on the aircraft. There were no expense related to these engines in the first quarter of 2001.

         During the first quarter of 2001, expenses, paid to a licensed maintenance provider that is affiliated with the Managing General Partner, were $6,062. There were no related expenses in the 2000 Quarter.

4.       Notes Payable

         In February 1999, the Partnership's lender agreed to increase its borrowing commitment from $10 million to $14.5 million and increase the interest rate from 1.25% to 1.5% over prime with the funds primarily being utilized for the Kitty Hawk aircraft conversion. During 2000, $2.95 million of the sale proceeds from the Boeing 747 were used to reduce the outstanding debt. In January 2001, the Note, which had become due in October 2000, was extended an additional six months to June 30, 2001. A condition of the extension was that all cash flow in excess of certain operating expenses was to be used to reduce the principal of the Note. On April 9, 2001, approximately $8.9 million of proceeds from the sale of the MD-82, leased to TWA, was used to retire the Partnership's debt.

5.       Subsequent Events

         American Airlines purchased the McDonnell Douglas MD-82 aircraft, formerly leased to TWA, for $9.5 million on April 9, 2001. Approximately $8.9 million of the sale proceeds were used to fully pay off the Partnership's loan balance. The aircraft had a book value as of March 31, 2001 of $2.2 million.

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

Liquidity and Capital Resources
-------------------------------

         The Partnership owns and manages a diversified portfolio of commercial passenger and freighter aircraft and makes distributions to the partners of net cash flow generated by operations in the current and/or prior quarters. In certain situations, the Partnership may retain cash flow from operations to finance authorized capital expenditures for working capital purposes and for debt services. As has historically been the case, the amount of future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position.

         The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, highly liquid investments or a fund that invests in such instruments. At March 31, 2001, the Partnership's unrestricted cash and cash equivalents of $1,736,000 were primarily invested in such a fund. This amount was $205,000 less than the Partnership's unrestricted cash and cash equivalents at December 31, 2000 of $1,941,000. This decrease in unrestricted cash was attributable mainly to the payments to reduce the debt principal in the first quarter of 2001, a decrease in rental income, offset by the decreases in operating expenses, management fees expenses, and interest expenses during the first quarter of 2001. Net cash provided by operating activities, for the 2001 Quarter, was $1,306,000, which included net income of $485,000, adjusted for non-cash depreciation of $470,000 as well as changes in assets and liabilities such as payables to affiliates, maintenance reserves payable, and deferred rental income and deposits, as discussed below.

         Payable to affiliates increased by $123,000, from $1,004,000 at December 31, 2000 to $1,127,000 at March 31, 2001, primarily due to the additional management fees that have been accrued but not yet paid. Payments of fees on a current basis has been suspended due to the provisions of the Partnership Agreement that subordinate fee payments on a current basis if cash distributions fall below 8% of initial capital per annum.

         Maintenance reserves payable increased by $170,000 from $1,700,000 at December 31, 2000 to $1,870,000 at March 31, 2001, due to maintenance reserve payments received from TNT and Kitty Hawk.

         Deferred rental income and deposits increased by $137,000 from $386,000 at December 31, 2000 to $523,000 at March 31, 2001 due to the timely payment of the TWA March rent (vs. the non-payment of the December 2000 rent).

         Net investment in the MD-81 Trust decreased by $193,000 from $1,028,000 at December 31, 2000 to $835,000 at March 31, 2001, due to receipt of cash distributions of $304,000 offset by equity interest earnings of $111,000.

         The Partnership paid no distributions during the three months ended March 31, 2001, as cash was used to pay down notes payable. The Partnership will also not pay a distribution for the first quarter of 2001, normally payable in April.

         Net cash used in financing activities was $1,815,000 for the quarter ended March 31, 2001. During the first quarter of 2001, the Partnership paid down its note payable by $1,815,000 to a balance of $9,235,000. An additional principal payment of $363,000 was made on April 2, 2001, and on April 9, 2001, the Partnership used the sale proceeds from the McDonnell Douglas MD-82 aircraft, formerly leased to TWA, to pay off the entire loan balance of $ 8.9 million.

Results of Operations
---------------------

         The Partnership's net income was $485,000 for the three months ended March 31, 2001 ("2001 Quarter") as compared to $15,000 for the quarter ended March 31, 2000 ("2000 Quarter"). Net income per limited partnership unit also increased to $0.12 for the 2001 Quarter from net income of $0.00 per Unit for the 2000 Quarter.

         The increase in the Partnership's net income for the 2001 Quarter resulted primarily from decreases in depreciation expense, interest expense, and engine rental expense offset by reductions in rentals, as discussed below.

         Rental income for the 2001 Quarter decreased by $429,000, or 25%, as compared to the 2000 Quarter. This decrease was due to the return of the Boeing 727-200 by Sky Trek in May 2000, and the sale of the Boeing 747-143 to TWA in April 2000.

         Equity in earnings of the MD-81 trust was $111,000 and $111,000 for the three months ended March 31, 2001 and 2000 respectively, and cash distributed by the Trust was $304,000 for each of the 2001 Quarter and the 2000 Quarter.

         Depreciation expense for the 2001 Quarter decreased by $674,000, or 59%, in comparison to the 2000 Quarter. This decrease was primarily due to a $204,000 decrease in depreciation expense for the MD-82 due to its achieving its fully depreciated basis in the 2001 Quarter, the sale of the Boeing 747, leased to TWA, in April 2000, and the return of the Boeing 727, leased to Sky Trek, in March 2000.

         Interest expense decreased by $100,000, or 28%, in the 2001 Quarter as compared to the 2000 Quarter, due to the principal payments of $1,815,000 during the 2001 Quarter and a reduced interest rate.

         There was no engine rental expense in the 2001 Quarter compared to $84,000 during the 2000 Quarter. In the 2000 Quarter, the Partnership temporarily rented two JT8D-9A engines from an affiliate of the Managing General Partner for the aircraft leased to Kitty Hawk.

         Interest income for the 2001 Quarter increased by $4,000, or 19%, in comparison to the 2000 Quarter. The increase was primarily attributable to the higher cash balance maintained during the beginning of the first quarter of 2001, on which interest was earned.

         Management and re-lease fees payable to the General Partners for the 2001 Quarter decreased $31,000, or 20%, in comparison to the 2000 Quarter, which was attributable to higher cash expenses in the 2001 Quarter, thereby decreasing cash flows which serves as the basis for determining the incentive management fees.

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits and reports to be filed: none

         (b) The Partnership did not file any reports on Form 8-K during the first quarter of the fiscal year ending December 31, 2001.

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

                                Pegasus Aircraft Partners, L.P.
                                (Registrant)

                                By:  Air Transport Leasing, Inc.
                                     Administrative General Partner

Date:  May 11, 2001             By:  /s/ CARMINE FUSCO
                                     -----------------
                                     Carmine Fusco
                                     Vice President, Secretary, Treasurer and
                                     Chief Financial and Accounting Officer