Form 10-Q
period 2001-06-30
PEGASUS AIRCRAFT PARTNERS L P
filed 2001-08-13
CIK 835900

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2001
                              --------------------------------------------------

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


                       This document consists of 18 pages.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                   QUARTER AND SIX MONTHS ENDED JUNE 30, 2001

                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements (unaudited)

                 Balance Sheets - June 30, 2001 and December 31, 2000         3

                 Statements of Income for the three months
                 ended June 30, 2001 and 2000                                 4

                 Statements of Income for the six months
                 ended June 30, 2001 and 2000                                 5

                 Statements of Partners' Capital for the six
                 months ended June 30, 2001 and 2000                          6

                 Statements of Cash Flows for the six
                 months ended June 30, 2001 and 2000                          7

                 Notes to Financial Statements                                9

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         14


PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                            17

         Signature                                                           18

                          PART I. FINANCIAL INFORMATION
                          -----------------------------


ITEM 1.          Financial Statements
                 --------------------

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

        BALANCE SHEETS -- JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000
        -----------------------------------------------------------------



                                                       2001        2000
                                                       ----        ----
                                                (in thousands, except unit data)

                                     ASSETS
                                     ------
Cash and cash equivalents                             $ 2,705     $ 1,941
Rent receivable                                           101         149
Aircraft, net                                          12,330      16,968
Other assets                                                6           7
                                                      -------     -------
     Total Assets                                     $15,142     $19,065
                                                      =======     =======

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

LIABILITIES:
Notes payable                                         $  --       $11,050
Accounts payable and accrued expenses                      76         105
Accrued interest payable                                 --           105
Payable to affiliates                                   1,707       1,004
Distribution Payable                                    1,212        --
Deferred rental income and deposits                       431         386
Maintenance reserves payable                              918       1,700
                                                      -------     -------
     Total Liabilities                                  4,344     $14,350
                                                      -------     -------

COMMITMENTS (Note 6)

PARTNERS' CAPITAL:
General Partners                                          111          50
Limited Partners (4,000,005 units issued
  and outstanding in 2001 and 2000)                    10,687       4,665
                                                      -------     -------
      Total Partners' Capital                          10,798       4,715
                                                      -------     -------
        Total Liabilities and Partners' Capital       $15,142     $19,065
                                                      =======     =======



   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                              STATEMENTS OF INCOME
                              --------------------

                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                -------------------------------------------------
                                   (unaudited)

                                                         2001           2000
                                                         ----           ----
                                                      (in thousands, except unit
                                                      data and per unit amounts)

REVENUE:
   Rentals from operating leases                      $      790      $    1,379
   Gain on sale of aircraft                                7,317           1,611
   Interest                                                   29              13
   Equity in earnings of MD-81 Trust                         220             111
   Other                                                     848             181
                                                      ----------      ----------
                                                           9,204           3,295
                                                      ----------      ----------


EXPENSES:
   Depreciation and amortization                             262             748
   Write-downs                                             1,447             500
   Management and re-lease fees                              551             333
   General and administrative                                 46              59
   Interest                                                   68             306
   Direct lease                                               20              23
                                                      ----------      ----------
                                                           2,394           1,969
                                                      ----------      ----------
NET INCOME                                            $    6,810      $    1,326
                                                      ==========      ==========

NET INCOME ALLOCATED:
   To the General Partners                            $       68      $      812
   To the Limited Partners                                 6,742             514
                                                      ----------      ----------
                                                      $    6,810      $    1,326
                                                      ==========      ==========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                                   $     1.69      $     0.13
                                                      ==========      ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
   PARTNERSHIP UNITS ISSUED AND
    OUTSTANDING                                        4,000,005       4,000,005
                                                      ==========      ==========



   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                              STATEMENTS OF INCOME
                              --------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                 -----------------------------------------------
                                   (unaudited)


                                                         2001           2000
                                                         ----           ----
                                                      (in thousands, except unit
                                                      data and per unit amounts)

REVENUE:
   Rentals from operating leases                      $    2,069      $    3,087
   Gain on sale of aircraft                                7,317           1,611
   Interest                                                   54              34
   Equity in earnings of MD-81 Trust                         331             222
   Other                                                     848             181
                                                      ----------      ----------
                                                          10,619           5,135
                                                      ----------      ----------

EXPENSES:
   Depreciation and amortization                             732           1,892
   Write-downs                                             1,447             500
   Management and re-lease fees                              674             487
   General and administrative                                107             117
   Interest                                                  332             669
   Direct lease                                               32              45
   Engine rental and other                                  --                84
                                                      ----------      ----------
                                                           3,324           3,794
                                                      ----------      ----------

NET INCOME                                            $    7,295      $    1,341
                                                      ==========      ==========

NET INCOME ALLOCATED:
   To the General Partners                            $       73      $      812
   To the Limited Partners                                 7,222             529
                                                      ----------      ----------
                                                      $    7,295      $    1,341
                                                      ==========      ==========

NET INCOME PER LIMITED
    PARTNERSHIP UNIT                                  $     1.81      $     0.13
                                                      ==========      ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
    PARTNERSHIP UNITS ISSUED AND
     OUTSTANDING                                       4,000,005       4,000,005
                                                      ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                         STATEMENTS OF PARTNERS' CAPITAL
                         -------------------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                 -----------------------------------------------
                                   (unaudited)



                                                  General    Limited
                                                 Partners   Partners    Total
                                                 --------   --------    -----
                                                  (dollar amounts in thousands)

Balance, January 1, 2001                         $     50   $  4,665   $  4,715

      Net income                                       73      7,222      7,295

      Distributions declared to partners              (12)    (1,200)    (1,212)
                                                 --------   --------   --------

Balance, June 30, 2001                           $    111   $ 10,687   $ 10,798
                                                 ========   ========   ========


Balance, January 1, 2000                         $   (710)  $  9,310   $  8,600

      Net income                                      812        529      1,341

      Distributions declared to partners              (28)    (2,800)    (2,828)
                                                 --------   --------   --------

Balance, June 30, 2000                           $     74   $  7,039   $  7,113
                                                 ========   ========   ========








   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                 -----------------------------------------------
                                   (unaudited)

                                                          2001       2000
                                                          ----       ----
                                                   (dollar amounts in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income                                          $  7,295   $  1,341
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                        732      1,892
       Gain on sale of aircraft                          (7,317)    (1,611)
       Write-downs                                        1,447        500
       Equity in earnings of MD-81 Trust                   (331)      (222)
       Change in assets and liabilities:
       Rent and other receivables                            48          9
       Other assets                                           1         45
       Accounts payable and accrued expenses                (29)       (34)
       Payable to affiliates                                703        330
       Accrued interest payable                            (105)      --
       Deferred rental income and deposits                   45       (662)
       Maintenance reserves payable                        (782)       421
                                                       --------   --------
         Net cash provided by operating activities        1,707      2,009
                                                       --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash distributions from investments in MD-81
     Trust                                                  607        607
   Capitalized aircraft improvements                       --       (1,261)
   Proceeds from sale of aircraft                         9,500      4,360
                                                       --------   --------
         Net cash provided by  investing activities      10,107      3,706
                                                       --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions paid to partners                     --       (3,232)
   Repayment of notes payable                           (11,050)    (2,950)
                                                       --------   --------
         Net cash used in financing activities          (11,050)    (6,182)
                                                       --------   --------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                     764       (467)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                    1,941      1,873
                                                       --------   --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                       $  2,705   $  1,406
                                                       ========   ========

    The accompanying notes are an integral part of these financial statements

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:
     Interest                                          $    437   $    666

Non cash investing activities:
     Distributions declared to partners but unpaid     $  1,212   $  1,212


    The accompanying notes are an integral part of these financial statements

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                  JUNE 30, 2001
                                  -------------
                                   (unaudited)
1.       General

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partners, all adjustments necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant assumptions and estimates relate to useful life and recoverability of the aircraft values. Actual results could differ from such estimates. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2000. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

2.       Aircraft

         The Partnership's net investment in aircraft as of June 30, 2001 and December 31, 2000 consisted of the following (in thousands):

                                                     2001               2000
                                                     ----               ----

Aircraft on operating leases, at cost              $ 26,951           $ 48,788
Less:    Accumulated depreciation                   (11,736)           (30,658)
         Write-downs                                 (4,156)            (4,156)
                                                   ---------          --------
                                                   $ 11,059           $ 13,974
                                                   --------           --------

Net Investment in MD-81 Trust                      $    752           $  1,028
                                                   --------           --------

Aircraft held for lease, at cost                   $ 11,915           $ 11,915
Less:    Accumulated depreciation                    (6,365)            (6,365)
         Write-downs                                 (5,031)            (3,584)
                                                   ---------          --------
                                                   $    519           $  1,966
                                                   --------           --------
         Aircraft, net                             $ 12,330           $ 16,968
                                                   ========           ========

         Kitty Hawk Aircargo, Inc. ("Kitty Hawk"). The Boeing 727-200 Advanced aircraft was hushkitted, converted to a freighter and delivered to Kitty Hawk in August, 1999. Kitty Hawk is a Dallas, Texas based operator of more than 100 freighter aircraft. The lease agreement provides for 84 months of rent at

$117,800 per month. Kitty Hawk has provided a security deposit of $236,000 and is obligated to fund maintenance reserves, in the aggregate, at a rate of $375 per flight hour.

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

         During June 2001, Kitty Hawk determined that it was more economic to replace one of the Pratt & Whitney JT8D-9A engines on the aircraft than to induct it into a shop for repairs. The Partnership paid, during June 2001, $201,000 from the Kitty Hawk engine reserves to Kitty Hawk and agreed to an engine exchange. Kitty Hawk bore the additional cost for the replacement engine.

         Kitty Hawk filed for protection under Chapter 11 of the U.S. Bankruptcy Code on May 1, 2000, but, with Bankruptcy Court approval, has made all payments due to the Partnership as of June 30, 2001. On April 17, 2001, Kitty Hawk management submitted an amended plan of reorganization with the Court, although such a plan has not been approved.

         Trans World Airlines, Inc. ("TWA"). TWA filed for Chapter 11 bankruptcy protection under the Federal Bankruptcy code in January 2001 and just before it filed, it entered into an Asset Sale and Purchase Agreement with American Airlines. On April 9, 2001, American Airlines purchased TWA's assets and also acquired the Partnership's McDonnell Douglas MD-82 aircraft for $9.5 million. The gain on the sale of the aircraft was $7,317,000. Approximately $8.9 million of the sales proceeds were used to retire the Partnership's debt.

         US Airways Group, Inc. ("USAir") Lease. During March 1989, the Partnership acquired one half of the beneficial interest in a trust ("Trust") that is the owner/lessor of a McDonnell Douglas MD-81 for a purchase price of $9,999,000. The remaining one-half interest in the Trust is owned by Pegasus Aircraft Partners II, L.P., an affiliated partnership.

         During 1997, USAir exercised its renewal option for a three year extension (to June 1, 2001) at the original lease rate. While USAir also has three additional one-year renewal options at fair market rental rates, it returned the aircraft in July 2001 and paid rent through the return date. As the aircraft did not meet the return condition requirements, USAirways will retain the engines and will pay rent of $675 per day per engine on the engines until their return. If the engines are not returned by August 15, 2001, rent will again resume at the prior rate until such time as engines meeting the return conditions are delivered by US Airways. The Partnership has an agreement in principle with an air carrier for a three year lease of the MD-81 on a power-by-the-hour basis.

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

         TNT Transport International B.V. Lease. In November 1997, the Partnership entered into an agreement to lease a Boeing 727-200 to a European freight carrier, TNT Transport International B.V. ("TNT") for a term of four years. The aircraft was converted to a freighter prior to its delivery. The lease provides for monthly rentals of $123,500 (subject to a subsequent rent reduction of approximately 10% after two years if TNT exercises an option, during the lease term, to extend the lease for an additional two years beyond the original expiration date) and airframe and landing gear reserves aggregating $85 per flight hour TNT has contracted with a third party service provider for the maintenance of the engines. TNT provided a $150,000 security deposit. This aircraft was written down at December 31, 2000, by $1,157,000. At the end of the lease, the Partnership will reimburse TNT a nominal amount of the cost of compliance with a recent freight restraint airworthiness directive.

         Pursuant to the lease, TNT has renewal options, however, it has indicated its intention to return the aircraft at the end of the lease in March 2002. Upon return of the aircraft, the Partnership will remarket the aircraft, but there can be no assurance as to whether the plane will be remarketed, the time it will take or the lease rate which may be achieved.

         Boeing 727-200. The Boeing 727-200, formerly leased to Discovery Airlines (Sky Trek), was returned in March 2000. The Partnership has been unsuccessful in marketing the aircraft to a new lessee and therefore, has decided to dismantle it and attempt to sell its parts individually ("part out"). During the second Quarter 2001, the Partnership took $848,000 maintenance reserves relating to the aircraft into income and wrote down its value by $1,447,000 to $519,000, which represents the estimated realizable value.

         General. The aircraft leases are "triple net leases". During the terms of leases, the lessees are required to pay substantially all expenses associated with the aircraft and in the case of Kitty Hawk and TNT, also fund certain maintenance expenses through hourly maintenance reserves paid monthly to the Partnership.

3.       Transactions With Affiliates

         Base Management Fees: The General Partners are entitled to receive a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees paid. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. The General Partners earned a total of $16,000 and $40,000 of base management fees during the quarter and six months ended June 30, 2001, respectively.

         Incentive Management Fees: The General Partners also are entitled to receive a quarterly subordinated incentive management fee in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees). Of this amount, 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. The General Partners earned a total of $508,000 and $562,000 of incentive management fees during the quarter and six months ended June 30, 2001, respectively.

         Re-lease Fees: The General Partners are entitled to receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is made. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. The General Partners earned a total of $27,000 and $72,000 of re-lease fees during the quarter and six months ended June 30, 2001, respectively.

         All of the above fees are subordinated to the limited partners receiving an 8% annual non-cumulative return based upon original contributed capital (as defined and adjusted per the Partnership agreement). Fees are therefore not being paid on a current basis and are being accrued. Pursuant to the terms of the Partnership Agreement, the General Partner's Capital Accounts were allocated $807,000 of the gain due to the sale in April 2000 of the Boeing 747-100 aircraft. As part of a class action settlement agreement, an affiliate of the Administrative General Partner has agreed to pay to members of the class fees and distributions remitted to it by the Administrative General Partner.

         Accountable General and Administrative Expenses: The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. There were no reimbursable expenses, during the three and six months ended June 30, 2001, payable to the Administrative General Partner.

         During the six months ended June 30, 2000, the Partnership paid an affiliate of the Managing General Partner $84,000 for the lease of two JT8D-9A engines for the Boeing 727-200 aircraft on lease to Kitty Hawk. Additionally, the Partnership paid, during the six months ended June 30, 2001, $3,700 to a maintenance facility that is affiliated with the Managing General Partner.

4.       Notes Payable

         During 2000, $2.95 million of the sale proceeds from the sale of the Boeing 747 to TWA were used to reduce outstanding debt. In January 2001, the
Note, which had become due in October 2000, was extended an additional six months to June 30, 2001. A condition of the extension was that all cash flow in excess of certain operating expenses was to be used to reduce the principal of the Note. On April 9, 2001, American Airlines purchased the McDonnell Douglas MD-82 aircraft, formerly leased to TWA, for $9.5 million. Approximately $8.9 million of the sale proceeds were used to fully pay off the Partnership's loan balance.

5.       Subsequent Events

         On July 10, 2001, the Partnership paid distributions relating to the second quarter of 2001 at the rate of $0.30 per Unit.

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

Liquidity and Capital Resources

         The Partnership owns and manages a diversified portfolio of commercial passenger and freighter aircraft and makes distributions to the partners of net cash flow generated by operations in the current and/or prior quarters. In certain situations, the Partnership may retain cash flow from operations for capital expenditures or for working capital purposes. As has historically been the case, the amount of future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position.

         The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, highly liquid investments or a fund that invests in such instruments. At June 30, 2001, the Partnership's unrestricted cash and cash equivalents of $2,705,000 were primarily invested in such a fund. This amount was $764,000 more than the Partnership's unrestricted cash and cash equivalents at December 31, 2000 of $1,941,000. This increase in unrestricted cash was primarily attributable to the sale of the MD-82, which had been leased to TWA.

         Net cash provided by operating activities, for the 2001 Quarter, was $1,707,000, which included net income of $7,295,000, adjusted for non-cash depreciation of $732,000, a write-down of $1,447,000, gain on sale of aircraft of $7,317,000, as well as changes in assets and liabilities such as payables to affiliates, maintenance reserves payable, and accrued interest payable, as discussed below.

         Cash flows from investing activities was $10,107,000 for the 2001 Quarter, due to proceeds of $9,500,000 from the sale of the McDonnell Douglas MD-82 aircraft, formerly leased to TWA, and $607,000 in cash distributions from investment in the MD-81 Trust. Net investment in the MD-81 Trust decreased by $276,000 from $1,028,000 at December 31, 2000 to $752,000 at June 30, 2001, due
to receipt of cash distributions of $607,000 offset by equity interest earnings of $331,000.

         Notes payable of $11,050,000 at December 31, 2000 had a zero balance at June 30, 2001 due to the retirement of the bank debt.

         Accrued interest payable decreased from $105,000 at December 31, 2000 to a zero balance at June 30, 2001 due to the bank note being entirely paid off in April 2001.

         Payable to affiliates increased by $703,000, from $1,004,000 at December 31, 2000 to $1,707,000 at June 30, 2001, due principally to $674,000 of fees payable to the General Partners that have been accrued but not yet paid.

         Maintenance reserves payable decreased by $782,000, from $1,700,000 at December 31, 2000 to $918,000 at June 30, 2001. This decrease was primarily due to the writeoff to income of the $848,000 reserves related the Boeing 727 which is to be parted out, the payment of $201,000 to Kitty Hawk relating to reserves for one engine, partially offset by the receipts of payments from lessees during the six months ended June 30, 2001.

         The Partnership declared a $1,212,000 distribution during the six months ended June 30, 2001. The Partnership paid the distribution on July 10, 2001, at the rate of $0.30 per Unit.

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership, which exceeds its net income for the fiscal period, may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes, none of the cash distributions paid to the partners for the six months ended June 30, 2001 constituted a return of capital. Also, based on the amount of net income reported by the Partnership for accounting purposes, approximately 67% of the cash distributions paid to the partners from the inception of the Partnership through June 30, 2001 constituted a return of capital. However, the total actual return on capital over the Partnership's life can only be determined at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized.

         Net cash used in financing activities was $11,050,000 for the six months ended June 30, 2001. This amount represented the retirement of the Partnership's bank note which had a balance of $11,050,000 at the beginning of 2001.

Results of Operations

         The Partnership's net income was $7,295,000 for the six months ended June 30, 2001 (the "2001 Period") and $6,810,000 for the quarter ended June 30, 2001 (the "2001 Quarter") as compared to $1,341,000 for the six months ended June 30, 2000 (the "2000 Period") and $1,326,000 for the quarter ended June 30, 2000 (the "2000 Quarter").

         The increase in the Partnership's net income for the 2001 Period resulted primarily from the gain on sale of the MD-82. The gain on sales was partially offset by a decrease in rental revenue from the aircraft and the write-downs of the Boeing 727.

         Rental revenue decreased by $1,018,000 and $589,000, or 33% and 43%, respectively, for the 2001 Period and 2001 Quarter from the respective 2000 Period and Quarter, due primarily to the decrease in rental revenue from the Boeing 747 sold to TWA in April 2000, the McDonnell Douglas MD-82 aircraft sold to American Airlines in April 2001, and the return of the Boeing 727, formerly leased to Sky Trek, in May 2000.

         The Partnership recognized a gain of $7,317,000 on sale of the McDonnell Douglas MD-82 aircraft to TWA during April, 2001.

         Depreciation and amortization decreased by $1,160,000 and $486,000, or 61% and 65%, respectively, in the 2001 Period and the 2001 Quarter, as compared to the 2000 Period and 2000 Quarter. This decrease was primarily due to the sale of the Boeing 747 to TWA in April 2000, the sale of the McDonnell Douglas MD-82 aircraft to American Airlines in April 2001, and the Sky Trek Boeing 727 being off lease.

         The Partnership provided a write-down aggregating $1,447,000 for the 2001 Period, to reduce the carrying value to an approximation of the salvage value of the Boeing 727-200 aircraft previously leased to Sky Trek, compared to a $500,000 write-down on the same aircraft for the 2000 Period.

         Management and re-lease fees payable to the General Partners for the 2001 Period and 2001 Quarter increased $187,000 and $218,000, or 38% and 65%, respectively, in comparison to the 2000 Period and 2000 Quarter, which was primarily attributable to sales proceeds from the sale of the McDonnell-Douglas MD-82 aircraft to American Airlines during April, 2001.

         Interest expense decreased by $337,000 and $238,000, or 50% and 78%, respectively, in the 2001 Period and 2001 Quarter, as compared to the 2000 Period and 2000 Quarter, due to the payoff of the Partnership's bank note on April 9, 2001.

         Engine rental expense was $84,000 during the 2000 Period, due to the Partnership temporarily renting two JT8D-9A engines, from an affiliate of the Managing General Partner, for the aircraft leased to Kitty Hawk. There was no such expense during the 2001 Period.

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits and reports to be filed: none

         (b) Reports on Form 8-K

         The Partnership filed a Form 8-K on July 10, 2000, reporting cash distributions at $0.30 per Unit under Item 5, Other Events.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Pegasus Aircraft Partners, L.P.

                                 (Registrant)


                                 By:    Air Transport Leasing, Inc.

                                        Administrative General Partner

Date:  August 10, 2001           By:    /s/ CARMINE FUSCO
                                        -----------------
                                        Carmine Fusco
                                        Vice President, Secretary, Treasurer and
                                        Chief Financial and Accounting Officer