Form 10-Q
period 2001-09-30
PEGASUS AIRCRAFT PARTNERS L P
filed 2001-11-14
CIK 835900

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 2001
                              --------------------------------------------------

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


                       This document consists of 19 pages.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements (unaudited)

                    Balance Sheets - September 30, 2001 and
                    December 31, 2000                                         3

                    Statements of Income for the three months
                    ended September 30, 2001 and 2000                         4

                    Statements of Income for the nine months
                    ended September 30, 2001 and 2000                         5

                    Statements of Partners' Capital for the nine
                    months ended September 30, 2001 and 2000                  6

                    Statements of Cash Flows for the nine
                    months ended September 30, 2001 and 2000                  7

                    Notes to Financial Statements                             9

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      14


PART II. OTHER INFORMATION

         Item 6.    Exhibits and Reports on Form 8-K                         18

         Signature                                                           19

                          PART I. FINANCIAL INFORMATION
                          -----------------------------


ITEM 1.       Financial Statements
              --------------------

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

              BALANCE SHEETS -- SEPTEMBER 30, 2001 (UNAUDITED) AND
              ----------------------------------------------------
                                DECEMBER 31, 2000
                                -----------------



                                                        2001         2000
                                                        ----         ----
                                                (in thousands, except unit data)

                                     ASSETS
                                     ------
Cash and cash equivalents                              $ 1,896     $ 1,941
Rent receivable                                             67         149
Aircraft, net                                           12,068      16,968
Other assets                                                 2           7
                                                       -------     -------
     Total Assets                                      $14,033     $19,065
                                                       =======     =======

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

LIABILITIES:
Notes payable                                          $  --       $11,050
Accounts payable and accrued expenses                      119         105
Accrued interest payable                                  --           105
Payable to affiliates                                    1,708       1,004
Deferred rental income and deposits                        386         386
Maintenance reserves payable                               981       1,700
                                                       -------     -------
     Total Liabilities                                   3,194     $14,350
                                                       -------     -------

COMMITMENTS (Notes 4 & 5)

PARTNERS' CAPITAL:
General Partners                                           111          50
Limited Partners (4,000,005 units issued and
  outstanding in 2001 and 2000)                         10,728       4,665
                                                       -------     -------
      Total Partners' Capital                           10,839       4,715
                                                       -------     -------
        Total Liabilities and Partners' Capital        $14,033     $19,065
                                                       =======     =======

   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                              STATEMENTS OF INCOME
                              --------------------

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
             ------------------------------------------------------
                                   (unaudited)

                                                         2001            2000
                                                         ----            ----
                                                      (in thousands, except unit
                                                      data and per unit amounts)

REVENUE:
   Rentals from operating leases                      $      724      $    1,279
   Interest                                                   15              19
   Equity in earnings of MD-81 Trust                         148             111
                                                      ----------      ----------
                                                             887           1,409
                                                      ----------      ----------

EXPENSES:
   Depreciation and amortization                             262             674
   Management and re-lease fees                               53             120
   General and administrative                                 77              65
   Interest                                                 --               311
   Direct lease                                              454              22
                                                      ----------      ----------
                                                             846           1,192
                                                      ----------      ----------
NET INCOME                                            $       41      $      217
                                                      ==========      ==========

NET INCOME ALLOCATED:
   To the General Partners                            $     --        $        2
   To the Limited Partners                                    41             215
                                                      ----------      ----------
                                                      $       41      $      217
                                                      ==========      ==========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                                   $     0.01      $     0.06
                                                      ==========      ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
   PARTNERSHIP UNITS ISSUED AND
    OUTSTANDING                                        4,000,005       4,000,005
                                                      ==========      ==========



   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                              STATEMENTS OF INCOME
                              --------------------

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
              -----------------------------------------------------
                                   (unaudited)


                                                         2001            2000
                                                         ----            ----
                                                      (in thousands, except unit
                                                      data and per unit amounts)

REVENUE:
   Rentals from operating leases                      $    2,793      $    4,366
   Gain on sale of aircraft                                7,317           1,611
   Interest                                                   69              53
   Equity in earnings of MD-81 Trust                         479             333
   Other                                                     848             181
                                                      ----------      ----------
                                                          11,506           6,544
                                                      ----------      ----------

EXPENSES:
   Depreciation and amortization                             994           2,566
   Write-downs                                             1,447             500
   Management and re-lease fees                              727             607
   General and administrative                                184             182
   Interest                                                  332             980
   Direct lease                                              486              67
   Engine rental and other                                  --                84
                                                      ----------      ----------
                                                           4,170           4,986
                                                      ----------      ----------

NET INCOME                                            $    7,336      $    1,558
                                                      ==========      ==========

NET INCOME ALLOCATED:
   To the General Partners                            $       73      $      814
   To the Limited Partners                                 7,263             744
                                                      ----------      ----------
                                                      $    7,336      $    1,558
                                                      ==========      ==========

NET INCOME PER LIMITED
    PARTNERSHIP UNIT                                  $     1.82      $     0.19
                                                      ==========      ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
    PARTNERSHIP UNITS ISSUED AND
     OUTSTANDING                                       4,000,005       4,000,005
                                                      ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                         STATEMENTS OF PARTNERS' CAPITAL
                         -------------------------------

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
              -----------------------------------------------------
                                   (unaudited)



                                                   General    Limited
                                                  Partners   Partners    Total
                                                  --------   --------    -----
                                                  (dollar amounts in thousands)

Balance, January 1, 2001                         $     50   $  4,665   $  4,715

      Net income                                       73      7,263      7,336

      Distributions declared to partners              (12)    (1,200)    (1,212)
                                                 --------   --------   --------

Balance, September 30, 2001                      $    111   $ 10,728   $ 10,839
                                                 ========   ========   ========


Balance, January 1, 2000                         $   (710)  $  9,310   $  8,600

      Net income                                      814        744      1,558

      Distributions declared to partners              (40)    (4,000)    (4,040)
                                                 --------   --------   --------

Balance, September 30, 2000                      $     64   $  6,054   $  6,118
                                                 ========   ========   ========





   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
              -----------------------------------------------------
                                   (unaudited)

                                                         2001       2000
                                                         ----       ----
                                                   (dollar amounts in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income                                          $  7,336   $  1,558
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                        994      2,566
       Gain on sale of aircraft                          (7,317)    (1,611)
       Write-downs                                        1,447        500
       Equity in earnings of MD-81 Trust                   (479)      (333)
       Change in assets and liabilities:
       Rent and other receivables                            82        190
       Other assets                                           5         45
       Accounts payable and accrued expenses                 14        (21)
       Payable to affiliates                                704        395
       Accrued interest payable                            (105)      --
       Deferred rental income and deposits                 --         (662)
       Maintenance reserves payable                        (719)       563
                                                       --------   --------
         Net cash provided by operating
           activities                                     1,962      3,190
                                                       --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash distributions from investments in
     MD-81 Trust                                            755        911
   Capitalized aircraft improvements                       --       (1,261)
   Proceeds from sale of aircraft                         9,500      4,360
                                                       --------   --------
         Net cash provided by  investing
           activities                                    10,255      4,010
                                                       --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions paid to partners                   (1,212)    (4,444)
   Repayment of notes payable                           (11,050)    (2,950)
                                                       --------   --------
         Net cash used in financing activities          (12,262)    (7,394)
                                                       --------   --------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                     (45)      (194)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                    1,941      1,873
                                                       --------   --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                       $  1,896   $  1,679
                                                       ========   ========

    The accompanying notes are an integral part of these financial statements

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                      STATEMENTS OF CASH FLOWS (continued)
                      ------------------------------------

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
              -----------------------------------------------------
                                   (unaudited)


SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:
     Interest                                          $    437   $    977











    The accompanying notes are an integral part of these financial statements

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                               SEPTEMBER 30, 2001
                               ------------------
                                   (unaudited)


1.       General

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partners, all adjustments necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant assumptions and estimates relate to useful life and recoverability of the aircraft values. Actual results could differ from such estimates. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2000. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144, which is effective for fiscal years beginning after December 15, 2001 with earlier application encouraged, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", and the accounting and reporting provisions of APB 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). The implementation of this Statement is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

2.       Aircraft

         The Partnership's net investment in aircraft as of September 30, 2001 and December 31, 2000 consisted of the following (in thousands):

                                                            2001         2000
                                                            ----         ----
Aircraft on operating leases, at cost                     $ 26,951     $ 48,788
Less:    Accumulated depreciation                          (11,998)     (30,658)
         Write-downs                                        (4,156)      (4,156)
                                                          --------     --------
                                                          $ 10,797     $ 13,974
                                                          --------     --------

Net Investment in MD-81 Trust                             $    752     $  1,028
                                                          --------     --------

Aircraft held for lease, at cost                          $ 11,915     $ 11,915
Less:    Accumulated depreciation                           (6,365)      (6,365)
         Write-downs                                        (5,031)      (3,584)
                                                          --------     --------
                                                          $    519     $  1,966
                                                          --------     --------
         Aircraft, net                                    $ 12,068     $ 16,968
                                                          ========     ========

         Kitty Hawk Aircargo, Inc. ("Kitty Hawk"). The Boeing 727-200 Advanced aircraft was hushkitted, converted to a freighter and delivered to Kitty Hawk in August 1999. Kitty Hawk is a Dallas, Texas based operator of freighter aircraft. The lease agreement provides for 84 months of rent at $117,800 per month. Kitty Hawk has provided a security deposit of $236,000 and is obligated to fund maintenance reserves, in the aggregate, at a rate of $375 per flight hour.

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

         Kitty Hawk filed for protection under Chapter 11 of the U.S. Bankruptcy Code on May 1, 2000, but has continued to pay monthly rent and maintenance reserves. For the month of September 2001, Kitty Hawk could not make a full payment of the monthly rent and maintenance reserves, and the Partnership agreed to a payment of only half of the amount due. Kitty Hawk has failed to have a reorganization plan approved, and has obtained an extension from the Bankruptcy Court until November 15, 2001 to present a new financial reorganization plan. If Kitty Hawk is unsuccessful in obtaining approval for a reorganization plan, the Partnership will likely need to repossess the aircraft and remarket it. Due to the economic slowdown, management believes there are 40 Boeing 727-200 freighters owned by others that are parked and are being marketed. Accordingly, there is no assurance as to the timeliness and success of remarketing effort.

         Vanguard Airlines Lease ("Vanguard") Lease. US Airways returned the McDonnell Douglas MD-81 ("MD-81") in July 2001 and paid rent through the return date. In August 2001, the Partnership entered into a three-year lease of the aircraft with Vanguard Airlines, a Kansas City, Missouri airline providing passenger services to 14 U.S. cities. The lease agreement is on a "power by the hour" basis for 36-months, at the rate of $600 per flight hour, to a maximum of $130,000 per month. Vanguard is also responsible for funding the maintenance reserves for the aircraft. Due to the events of September 11, 2001 and the abrupt slowdown in passenger traffic, Vanguard paid late for September aircraft utilization and was unable to pay for maintenance reserves.

         The Partnership owns 50% of a Trust that owns the MD-81, the other 50% being owned by an affiliate Partnership.

         The Partnership adopted the guidance in "EITF Issue No. 00-1 Investor Balance Sheet and Income Statement Display under the Equity Method of Investments in Certain Partnerships and Other Ventures (EITF 00-1)" in its Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and accounted for its investment in the Trust which owns the MD-81 aircraft, leased to Vanguard Airlines, under the equity method. In prior years, the Partnership had reported its ownership in the MD-81 Trust on a proportionately consolidated basis. The financial results in prior years contained herein have been restated utilizing the equity method, with no resulting impact on net income. The aircraft had been subject to a tax benefit transfer lease, which expired in April 2000.

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

         Boeing 727-200. The Boeing 727-200, formerly leased to Discovery Airlines (Sky Trek), was returned in March 2000. The Partnership has been unsuccessful in marketing the aircraft to a new lessee and therefore, has decided to dismantle it and attempt to sell its parts individually ("part out"). During the second Quarter 2001, the Partnership took $848,000 of paid-in maintenance reserves relating to the aircraft into income and wrote down the aircraft's value by $1,447,000 to $519,000, which represents the estimated realizable value.

         General. The aircraft leases are "triple net leases". During the terms of leases, the lessees are required to pay substantially all expenses associated with the aircraft and in the case of Kitty Hawk, Vanguard and TNT, also fund certain maintenance expenses through hourly maintenance reserves paid monthly to the Partnership.

         Risks and Uncertainties. The events of September 11, 2001 have had a negative impact on the US economy and the passenger airlines, including increases in airline costs such as insurance and security, and a significant decline in passenger demand for air travel. Due to the conversion of its aircraft to freighter configurations, the Partnership is more reliant on the air freight industry than the passenger airlines. While certain prohibitions on passenger planes carrying cargo have increased cargo for the fully dedicated air freight business, the air freight business in general has been negatively impacted by the economic slowdown. These conditions have caused certain lessees to reduce payments and should they continue, may further affect these and the other lessees' ability to make rent and other lease payments and may impair the ability of the Partnership to re-lease aircraft on a timely basis and at favorable rates and may reduce the value of the aircraft. Also, because of reduced passenger traffic, major airlines such as United Airlines and American Airlines have announced plans to accelerate the retirement of their Boeing 727-200 aircraft, which will also negatively impact the value of the Partnership's aircraft.


3.       Transactions With Affiliates

         Base Management Fees: The General Partners are entitled to receive a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees paid. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. The General Partners earned a total of $13,000 and $53,000 of base management fees during the quarter and nine months ended September 30, 2001, respectively.

         Incentive Management Fees: The General Partners also are entitled to receive a quarterly subordinated incentive management fee in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees). Of this amount, 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. The General Partners earned a total of $15,000 and $576,000 of incentive management fees during the quarter and nine months ended September 30, 2001, respectively.

         Re-lease Fees: The General Partners are entitled to receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is made. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. The General Partners earned a total of $25,000 and $98,000 of re-lease fees during the quarter and nine months ended September 30, 2001, respectively.

         All of the above fees are subordinated to the limited partners receiving an 8% annual non-cumulative return based upon original contributed capital (as defined and adjusted per the Partnership agreement). Fees are therefore not being paid on a current basis and are being accrued. Pursuant to the terms of the Partnership Agreement, the General Partner's Capital Accounts were allocated $807,000 of the gain due to the sale in April 2000 of the Boeing 747-100 aircraft. As part of a class action settlement agreement, an affiliate of the Administrative General Partner has agreed to pay to members of the class all fees and distributions remitted to it by the Administrative General Partner.

         Accountable General and Administrative Expenses: The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. There were no reimbursable expenses during the three and nine months ended September 30, 2001 payable to the Administrative General Partner.

         The Partnership paid, during the nine months ended September 30, 2001, $17,000 to a maintenance facility that is affiliated with the Managing General Partner for the storage of the off-lease Boeing 727-200. The Partnership also paid, during the nine months ended September 30, 2001, $161,000 for aircraft parts to a company owned by the President and Director of the Managing General Partner.


4.       Notes Payable

         During 2000, $2.95 million of the sale proceeds from the sale of the Boeing 747 to TWA was used to reduce outstanding debt. In January 2001, the Note, which had become due in October 2000, was extended an additional six months to June 30, 2001. A condition of the extension was that all cash flow in excess of certain operating expenses was to be used to reduce the principal of the Note. On April 9, 2001, American Airlines purchased the McDonnell Douglas MD-82 aircraft, formerly leased to TWA, for $9.5 million. Approximately $8.9 million of the sale proceeds were used to fully pay off the Partnership's loan balance.

5.       Other Event

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

Liquidity and Capital Resources
-------------------------------

         The Partnership owns and manages a portfolio of commercial passenger and freighter aircraft and makes distributions to the partners of net cash flow generated by operations in the current and/or prior quarters. In certain situations, the Partnership may retain cash flow from operations for capital expenditures or for working capital purposes. As has historically been the case, the amount of future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position. A determination was made subsequent to September 30, 2001, not to make an October distribution but to maintain working capital levels.

         The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, highly liquid investments or a fund that invests in such instruments. At September 30, 2001, the Partnership's unrestricted cash and cash equivalents of $1,896,000 were primarily invested in such a fund. This amount was $45,000 less than the Partnership's unrestricted cash and cash equivalents at December 31, 2000 of $1,941,000. This decrease in unrestricted cash was primarily attributable to the retirement of the Partnership's debt of $11 million and $1.2 million distributions to partners, offset by the proceeds from the sale of the MD-82, which had been leased to TWA and other cash from operating activities.

         Net cash provided by operating activities, for the nine months ending September 30, 2001, was $1,962,000, which included net income of $7,336,000, adjusted for non-cash depreciation of $994,000, write-downs of $1,447,000, gain on sale of aircraft of $7,317,000, as well as changes in assets and liabilities such as payables to affiliates, maintenance reserves payable, and accrued interest payable, as discussed below.

         Accrued interest payable decreased from $105,000 at December 31, 2000 to a zero balance at September 30, 2001 due to the bank note being entirely paid off in April 2001.

         Payable to affiliates increased by $704,000, from $1,004,000 at December 31, 2000 to $1,708,000 at September 30, 2001, due principally to $727,000 of fees payable to the General Partners that have been accrued but not yet paid.

         Maintenance reserves payable decreased by $719,000, from $1,700,000 at December 31, 2000 to $981,000 at September 30, 2001. This decrease was primarily due to the transfer to income of $848,000 of reserves related the Boeing 727 which is to be parted out, the payment of $201,000 to Kitty Hawk relating to reserves for one engine, partially offset by the receipts of payments from lessees during the nine months ended September 30, 2001.

         Net investment in the MD-81 Trust decreased by $276,000 from $1,028,000 at December 31, 2000 to $752,000 at September 30, 2001, due to receipt of cash distributions of $755,000 offset by equity interest earnings of $479,000.

         Cash flows from investing activities was $10,255,000 for the nine months ending September 30, 2001, due to proceeds of $9,500,000 from the sale of the McDonnell Douglas MD-82 aircraft, formerly leased to TWA, and $755,000 in cash distributions from investment in the MD-81 Trust.

         Net cash used in financing activities was $12,262,000 for the nine months ending September 30, 2001. This amount represented the retirement of the Partnership's bank note which had a balance of $11,050,000 at the beginning of 2001, and the cash distribution of $1,212,000 to the partners in July 2001.

         Notes payable of $11,050,000 at December 31, 2000 had a zero balance at September 30, 2001 due to the retirement of the bank debt in April 2001.

         The Partnership declared a $1,212,000 distribution during the six months ended June 30, 2001. The Partnership paid the distribution on July 10, 2001, at the rate of $0.30 per Unit.

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership, which exceeds its net income for the fiscal period, may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes, none of the cash distributions paid to the partners for the nine months ended September 30, 2001 constituted a return of capital. Also, based on the amount of net income reported by the Partnership for accounting purposes, approximately 67% of the cash distributions paid to the partners from the inception of the Partnership through September 30, 2001 constituted a return of capital. However, the total actual return on capital over the Partnership's life can only be determined at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized.

Results of Operations
---------------------

         The Partnership's net income was $7,336,000 for the nine months ended September 30, 2001 (the "2001 Period") and $41,000 for the quarter ended September 30, 2001 (the "2001 Quarter") as compared to $1,558,000 for the nine months ended September 30, 2000 (the "2000 Period") and $217,000 for the quarter ended September 30, 2000 (the "2000 Quarter").

         The increase in the Partnership's net income for the 2001 Period resulted primarily from the gain on sale of the MD-82, partially offset by a decrease in rental revenue and the write-downs of the Boeing 727.

         Rental revenue decreased by $1,573,000 and $555,000, or 36% and 43%, respectively, for the 2001 Period and 2001 Quarter from the respective 2000 Period and Quarter, due primarily to the lack of rental revenue from the Boeing 747 which was sold to TWA in April 2000, the McDonnell Douglas MD-82 aircraft sold to American Airlines in April 2001, and the off-lease status of the Boeing 727, formerly leased to Sky Trek which was returned in May 2000.

         The Partnership recognized a gain of $7,317,000 for the 2001 Period due to the sale of the McDonnell Douglas MD-82 aircraft to TWA during April, 2001, compared to a gain of $1,611,000 for the 2000 Period for the sale of the Boeing 747-100 aircraft to TWA .

         Other Income increased by $667,000, or 369%, in the 2001 Period, as compared to the 2000 Period, principally due to the maintenance reserves of the Boeing 727 being taken into income in the first quarter 2001. There was no Other Income for either the 2001 Quarter or the 2000 Quarter.

         Depreciation and amortization decreased by $1,572,000 and $412,000, respectively, in the 2001 Period and the 2001 Quarter, as compared to the 2000 Period and 2000 Quarter, a 61% decrease between both the 2000 and 2001 Period and the 2000 and 2001 Quarter. This decrease was primarily due to the sale of the Boeing 747 to TWA in April 2000, the sale of the McDonnell Douglas MD-82 aircraft to American Airlines in April 2001, and the Sky Trek Boeing 727 being off lease, which is being held to be sold in parts or as is.

         The Partnership provided a write-down aggregating $1,447,000 for the 2001 Period, to reduce the carrying value to an approximation of the salvage value of the Boeing 727-200 aircraft previously leased to Sky Trek, compared to a $500,000 write-down on the same aircraft for the 2000 Period.

         Management and re-lease fees payable to the General Partners for the 2001 Period increased by $120,000, or 20%, in comparison to the 2000 Period, which was primarily attributable to sales proceeds from the McDonnell-Douglas MD-82 aircraft to American Airlines during April 2001. There was a decrease of $67,000, or 56%, for the 2001 Quarter, compared to the 2000 Quarter due to a decrease in rental income from MD-82, which was sold to TWA in April 2001, and the termination of the lease of the MD-81 with USAir, resulting in new lease with Vanguard having revenues for a part of the quarter and also at a lesser rate.

         Interest expense decreased by $648,000 and $311,000, or 66% and 100%, respectively, in the 2001 Period and 2001 Quarter, as compared to the 2000 Period and 2000 Quarter, due to the payoff of the Partnership's bank note on April 9, 2001 and a reduction in interest rate.

         Direct Lease expense increased by $419,000 and $432,000, or 625% and 1964%, respectively, in the 2001 Period and the 2001 Quarter, as compared to the 2000 Period and the 2000 Quarter. This increase was due to the return of the MD-81 from USAir and the work done on the aircraft to put it in condition for lease to Vanguard Airlines.

         Engine rental expense was $84,000 during the 2000 Period, due to the Partnership temporarily renting two JT8D-9A engines, from an affiliate of the Managing General Partner, for the aircraft leased to Kitty Hawk. There was no such expense during the 2001 Period.

Other
-----

         Robert Brown resigned as Chief Financial Officer and Senior Vice-President Administration of Pegasus Aircraft Management Corporation (PAMC), the Managing General Partner of the Partnership, as of September 30, 2001. Richard M. Oster, who joined PAMC in September 2000, replaced Mr. Brown in these capacities in October 2001. Mr. Oster is primarily responsible within the Pegasus companies for all corporate-wide Finance and Administration functions that include all financial reporting, planning and analysis, accounting, information systems, human resources and other administrative functions. Prior to joining Pegasus, Mr.Oster served as Senior Vice President and Chief Financial Officer of Crowley Maritime Corporation; and prior to that, as Senior Vice President and Chief Financial Officer of Inchcape Shipping Services. Mr.Oster is a CPA and holds a B.S. in Business Admisnistration from the University of North Carolina and a M.B.A. from the Rutgers Graduate School of Business.

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits and reports to be filed: none

         (b) Reports on Form 8-K

         The Partnership filed a Form 8-K on July 10, 2001, reporting cash distributions at $0.30 per Unit under Item 5, Other Event.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Pegasus Aircraft Partners, L.P.

                                    (Registrant)


                                    By: Air Transport Leasing, Inc.

                                        Administrative General Partner

Date:  November 13, 2001            By: /s/ CARMINE FUSCO
                                        -----------------
                                        Carmine Fusco
                                        Vice President, Secretary, Treasurer and
                                        Chief Financial and Accounting Officer