Form 10-K
period 2001-12-31
PEGASUS AIRCRAFT PARTNERS L P
filed 2002-04-01
CIK 835900

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K
                                    ---------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                     December 31, 2001
                          ------------------------------------------------------

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

                       This document consists of 39 pages.

                         Pegasus Aircraft Partners, L.P.
                       Annual Report on Form 10-K for the
                       Fiscal Year Ended December 31, 2001

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

Part II
-------

Item 5         Market for Registrant's Common Partnership Capital and
               Related Unitholder Matters.....................................8
Item 6         Selected Financial Data........................................9
Item 7         Management's Discussion and Analysis of Financial
               Condition
               and Results of Operations......................................9
Item 8         Financial Statements and Supplementary Data...................15
Item 9         Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure...........................30

Part III
--------

Item 10        Directors and Executive Officers of the Registrant............30
Item 11        Executive Compensation........................................31
Item 12        Security Ownership of Certain Beneficial Owners and
               Management....................................................31
Item 13        Certain Relationships and Related Transactions................32

Part IV
-------

Item 14        Exhibits, Financial Statement Schedules and
               Reports on Form 8-K...........................................34

                                     PART I

ITEM 1.        BUSINESS

General

         Pegasus Aircraft Partners, L.P. (the "Partnership" or the "Registrant") is a limited partnership organized under the laws of the State of Delaware on June 23, 1988. The general partners of the Partnership are Pegasus Aircraft Management Corporation, the Managing General Partner, a California corporation that is a wholly-owned subsidiary of Pegasus Capital Corporation, and Air
Transport Leasing, Inc., the Administrative General Partner, a Delaware corporation that is a wholly-owned subsidiary of UBS Americas, Inc. UBS Americas is a successor through acquisition to Paine Webber Group, Inc. (Pegasus Aircraft Management Corporation and Air Transport Leasing, Inc. are herein collectively referred to as the "General Partners")

         On October 18, 1988, the Partnership commenced an offering of limited partnership depositary units ("Units"). The $80,000,000 maximum offering size was reached during the first quarter of 1989. The Partnership incurred $8,441,000 of commissions and other expenses in connection with the sale of these Units.

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

         Although it is anticipated that the Partnership will be liquidated sooner, the Partnership is required to dissolve and distribute all of its assets no later than December 31, 2012. The Partnership sold its Boeing 747 in 2000 and its MD-82 in 2001 and is in discussions with TNT Transport International B.V. for the sale of the aircraft to TNT. The sale of the two aircraft resulted in the Partnership owning 3 aircraft and 50% ownership in a trust that owns one aircraft. The net proceeds of the aircraft sales were generally first utilized to pay off the Partnership's debt and then applied to general working capital reserves.

Outlook for the Airline and Aircraft Leasing Industries

         The US airline industry had an unprofitable year in 2001 that ended the industry's sustained trend of profitability. Results were adversely affected by continuing high fuel prices during much of 2001 and higher labor costs. The industry also accepted delivery of a large number of new aircraft which also put pressure on profitability. Furthermore, as discussed below, the events of September 11, 2001 have negatively impacted air travel and air freight.

         The industry's results historically have been highly correlated to general economic activity. Due to concerns regarding an economic slowdown, the US Federal Reserve Board has reduced its key lending rate on a number of occasions in an attempt to stimulate economic activity. It is unclear as to the ultimate impact on the level of economic activity of these rate decreases, however, a significant economic slowdown has had an adverse affect on air travel and airline performance. The economic downturn was further exacerbated by the events of September 11, 2001, which also adversely affected air travel and the air freight industry. Subsequent to September 11, at least two major US airlines announced the accelerated retirement of aircraft of a similar type to those owned by the Partnership which has further adversely impacted the value of the Partnership's aircraft.

         On January 10, 2001, Trans World Airlines, Inc. ("TWA"), which accounted for 37% of the Partnership's revenues in 2000, filed for Chapter 11 Bankruptcy protection. On January 9, 2001, TWA entered into an Asset Purchase Agreement with American Airlines, Inc. American purchased substantially all of TWA's assets, and assumed certain of its liabilities. As part of the transaction, American Airlines purchased the Partnership's MD-82. Kitty Hawk Aircargo, Inc. which leases a Boeing 727 freighter, accounted for 31% of the Partnership's revenue in the year 2001 and has been operating under protection of the Federal bankruptcy law since May 2000. Due to an inability to find adequate financing and reduced freight traffic, Kitty Hawk has recently made only partial rent payments.

         Passenger aircraft and freighter aircraft leasing continues to be a highly competitive business and the Partnership's lessees also continue to face significant challenges.

Aircraft Portfolio

         Based in part on appraised values for the Partnership's aircraft, the Partnership's net asset value at December 31, 2001 was equal to $1.43 per Unit. It should be noted that this is only an estimate of values at that date and is not necessarily representative of the values that will ultimately be realized when these aircraft are disposed of, nor does this represent the values that may be realized upon the disposition of a Unit.

         The following table describes the Partnership's aircraft portfolio at December 31, 2001:

                                                                     Current
                                                          December    Lease
                                                Acquisi-    2001     Expir-   Original      Noise   Cumulative Cumulative
Current                Aircraft     Ownership     tion    Appraised   ation   Delivery    Abatement   Flight     Flight
Lessee                   Type       Interest    Costs(1)  Value(2)   Date(3)    Date     Compliance  Hours(4)   Cycles(4)
------                   ----       --------    --------  --------   -------    ----     ----------  --------   ---------
                                           (dollar amounts in millions)

Kitty Hawk               Boeing 727-200
Aircargo, Inc.(6), (8)   Freighter        100%   $ 13.7       $1.2      08/06     1974    Stage III(7)   71,581    47,572


Vanguard Airlines        McDonnell
                         Douglas MD-81     50(5)   10.0        3.7      08/04     1982    Stage III      53,633    46,135

TNT Transport            Boeing 727-200
International B.V., (8)  Non-Advanced     100      12.9        1.8      03/02     1969    Stage III(7)   68,185    54,579
                         Freighter

Off-Lease                Boeing 727-200
                         Non-Advanced     100      11.7        0.2                1969    Stage III(7)   66,013    51,359
                                                  -----      -----
                                                  $48.3      $6.87
                                                  =====      =====


Notes:

(1) Acquisition costs do not include acquisition related fees paid to the General Partners. The Partnership previously owned a Boeing 747 and a McDonnell-Douglas MD-82, both of which have been sold.

(2) An independent aircraft appraisal firm determined December 2001 appraised values. Appraised values include the present value of rents due under leases in place plus the present value of an estimated residual value for the aircraft at the end of the lease, generally assuming half time condition. The appraiser also assumes that achieving fair market value may require 12 to 18 months of exposure to prospective buyers. It should be noted that appraisals are only estimates of value and should not be relied on as measures of immediately realizable value. A discount rate of 10% was utilized and inflation was assumed to be 2.5%. For the table above, the Off-Lease aircraft is shown at the current book value, which also approximates the General Partners' estimate of realizable value.

         The value of the Kitty Hawk aircraft is based on collected reserves and the estimated value of lease unencumbered aircraft, which approximates the book value of the aircraft. The value for the TNT aircraft is the expected amount to be realized upon the sale of the aircraft at the end of the lease. The Vanguard aircraft is shown at its appraised value which assumed a monthly utilization of approximately 108 hours per month.

(3) Lease expiration dates do not include renewal options unless already exercised.

(4) The number of cumulative flight cycles and cumulative flight hours shown are as of December 31, 2001.

(5) The remaining one-half beneficial interest is owned by Pegasus Aircraft Partners II, L.P., an affiliated partnership.

(6)      Airframe is advanced, engines are JT8D-9A's

(7)      Federal Express hushkit installed.

(8) Kitty Hawk aircraft converted to a freighter during 1999, and TNT aircraft converted to a freighter during the end of 1997 and the beginning of 1998.

A description of the principal financial terms of the leases is discussed further in Item 8, Note 4.

Significant Lessees

The Partnership leased its aircraft to five different airlines during 2001. Revenues from each of the airlines below accounted for greater than 10% of the total rental revenues of the Partnership during 2001:

                                                     Percent of Total
                      Airline                         Rental Revenues
                      -------                         ---------------
         Trans World Airlines, Inc.                          15%
         TNT Transport International B.V.                    37%
         Kitty Hawk Aircargo Inc.                            31%
         US Airways Group, Inc.                              17%

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

ITEM 3.        LEGAL PROCEEDINGS

         Although Kitty Hawk had affirmed the Partnership's lease in bankruptcy, Kitty Hawk intends to file a motion in bankruptcy court in late March to terminate the lease, and not pay damages. The Partnership has terminated the lease by reason of Kitty Hawk's default and will file a motion for damages under the lease. Oral arguments will be heard in early April and a decision is anticipated sometime thereafter.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS

         No matters were submitted to a vote of the Limited Partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2001.

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

         As of March 1, 2002, the number of Limited Partners of record was approximately 4,383.

         The Partnership declared the following distributions to its Limited Partners during 2001 and 2000:

                        Amount of
                      Distribution
        Period          Per Unit       Record Date             Payment Date
        ------          --------       -----------             ------------

1st Quarter 2001           $.00                                None Paid
2nd Quarter 2001            .30        June 30, 2001           July 10, 2001
3rd Quarter 2001            .00                                None Paid
4th Quarter 2001            .00                                None Paid
1st Quarter 2000           $.40        March 31, 2000          April 25, 2000
2nd Quarter 2000            .30        June 30, 2000           July 25, 2000
3rd Quarter 2000            .30        September 30, 2000      October 25, 2000
4th Quarter 2000            .00                                None Paid


         Total distributions to all partners for 2001 and 2000 were declared as follows (in thousands):

                                                  2001              2000
                                                  ----              ----

         Limited Partners                        $1,200            $4,000
         General Partners                            12                40
                                                 ------            ------
                                                 $1,212            $4,040
                                                 ======            ======

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital. Based on the net loss reported by the Partnership for accounting purposes, all of the cash distributions paid to the partners for the year 2001 constituted a return of capital. Approximately, 96%, and 88% of the cash distributions declared for the years ended December 31, 2000, and 1999, respectively, constituted a return of capital. Also, based on the amount of net loss reported by the Partnership for accounting purposes, approximately 76% of the cash distributions paid to the partners from inception of the Partnership through December 31, 2001 constituted a return of capital. Investors who participated in the Partnership closings, irrespective of the Partnership closing in which they participated, have received distributions in excess of their original investment of $20.00 per Unit. The total actual economic return on capital over the Partnership's life can only be determined at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized.

         As has historically been the case, the amount of future cash distributions, if any, will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position.

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

                                                        As of December 31,
                                                    or Year Ended December 31,
                                                    --------------------------
                                  2001           2000          1999        1998      1997
                                  ----           ----          ----        ----      ----
                                            (in thousands, except per unit amounts)

Rental Revenue (3)              $ 3,340        $ 5,645       $ 7,010    $ 7,146    $ 6,319
Net Income (Loss)                  (445) (5)       155 (4)       805      1,050        716 (2)
Net Income (Loss) per Limited
  Partnership Unit               (0.11)         (0.16)          0.20       0.26       0.18
Distributions per Limited
  Partnership Unit (1)             0.30           1.00          1.60       1.60       1.60
Total Assets                      6,473         19,065        26,972     27,792     30,512
Notes Payable                        --         11,050        14,000     10,000      7,271
Partners' Capital                 3,058          4,715         8,600     14,260     19,675


(1) Distribution amounts are reflected on the accrual basis. The amount of each distribution will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position.

(2)      Includes gain on sale of spare aircraft engine of $177.

(3) Prior years restated to include ownership in MD81 Trust on the equity method which resulted in a revenue reduction of $1,214 per year in years 1999 through 1996. There was no effect on Net Income.

(4)      Includes gain on sale of Boeing 747.

(5)      Includes gain on sale of McDonnell Douglas MD-82.

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

Liquidity and Capital Resources

         The Partnership owns and manages a portfolio of commercial passenger and freighter aircraft and makes distributions to the partners of net cash flows generated by operations in the current and/or prior periods. In certain situations, the Partnership may retain cash flow from operations to finance authorized capital expenditures, or for general working capital purposes. As has historically been the case, the amount of future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position.

         The Partnership invests working capital and cash flow from operations prior to its distributions to the partners in short-term, highly liquid investments or a fund that invests in such instruments. At December 31, 2001, the Partnership's unrestricted cash and cash equivalents of $2,516,000 were primarily invested in such a fund. This amount was $575,000 more than the

Partnership's unrestricted cash and cash equivalents at December 31, 2000 of $1,941,000. This increase in unrestricted cash was primarily attributable to cash from operating activities of $2,649,000, investing activities of $10,188,000, offset by cash used in financing activities of $12,262,000.

         Net cash provided by operating activities was $2.6 million in 2001, $4.7 million in 2000, and $5.6 million in 1999. In the aggregate, for this three year period, net cash provided by operating activities totaled $12.9 million.

         Net cash provided by operating activities is comprised of net income or net loss adjusted for non cash items such as depreciation and changes in assets and liabilities discussed below.

         Rents receivable were down 100%, from $149,000 at December 31, 2000, to zero at December 31, 2001, due to the termination of the leases with US Airways and the sale of the MD-82, formerly leased to TWA, and arrearages by Vanguard and Kitty Hawk in the payment of rent (both accounted for on a non-accrual basis).

         Payable to affiliates increased by 74%, or $747,000, from $1,004,000 at December 31, 2000 to $1,751,000 at December 31, 2001, principally due to an increase in unpaid management fees due to the General Partners. Payment of fees on a current basis has been suspended due to the Partnership Agreement provisions that require fees not to be paid if cash distributions fall below 8% of initial capital per annum. The fees are being accrued but cash payments on a current basis have been suspended.

         Maintenance reserves payable decreased by 32% or $546,000 from $1,700,000 at December 31, 2000, to $1,154,000 at December 31, 2001. This
decrease was primarily due to the maintenance reserves of the Boeing 727, formerly leased to Sky Trek, being taken into income in the second quarter 2001, partially offset by the receipt of payments from TNT, Vanguard and Kitty Hawk.

         There was no accrued interest payable at December 31, 2001, compared to $105,000 at December 31, 2000, as the Partnership fully paid off its debt in April 2001.

         Cash flows from investing activities were $10,188,000 for the year 2001, due to proceeds of $9,500,000 from the sale of the McDonnell Douglas MD-82 aircraft, formerly leased to TWA, and $688,000 in cash distributions from investment in the MD-81 Trust.

         Net investment in the MD-81 Trust decreased by 28%, or $287,000, from $1,028,000 at December 31, 2000 to $741,000 at December 31, 2001, due to receipt of cash distributions of $688,000 offset by equity interest earnings of $401,000.

         The McDonnell Douglas MD-81 aircraft under lease to USAirways Group, Inc. ("USAir") is owned by a trust ("MD-81 Trust") in which the Partnership has a 50% interest. An affiliated Partnership owns the other 50% interest. As the lease ended in June 2001, USAir returned the aircraft in July 2001 and paid rent through the return date. In August 2001, the Trust entered into a three-year lease of the aircraft with Vanguard Airlines, a Kansas City, Missouri airline. The lease agreement is on a "power by the hour" basis, at the rate of $600 per flight hour, to a maximum of $130,000 per month. Vanguard is also responsible for funding the maintenance reserves for the aircraft. Due to the events of September 11, 2001 and the abrupt slowdown in passenger traffic, Vanguard only paid $260,000, of which 50% was distributed to the Partnership and 50% to the other affiliated Partnership, in 2001. These payments were applied to maintenance reserves within the Trust. Based on the Vanguard's financial position, the Trust is accounting for rental income on a cash basis.

         The Partnership has adopted the guidance in EITF Issue No. 00-1 Investor Balance Sheet and Income Statement Display under the Equity Method of Investments in Certain Partnerships and Other Ventures (EITF 00-1) in its Annual Report on Form 10-K starting the fiscal year ended December 31, 2000 and accounts for its investment in the Trust which owns the MD-81 aircraft leased to USAirways under the equity method. In prior years, the Partnership reported its ownership in the MD-81 Trust on a proportionately consolidated basis. The financial results in prior years contained herein have been restated utilizing the equity method. The aircraft had been subject to a tax benefit transfer lease, which expired in April 2000.

         During the year ended December 31, 2000, the Partnership capitalized approximately $1.3 million with respect to the overhaul of two engines for the Boeing 727-200 aircraft leased to Kitty Hawk. There was no cash outflow for capitalized improvements during the year ended December 31, 2001.

         Net cash used in financing activities was $12,262,000 for the year 2001. This amount represents the retirement of the Partnership's bank note which had a balance of $11,050,000 at the beginning of 2001, and cash distributions of $1,212,000 paid to the partners in July 2001.

         In February 1999, the Partnership consummated an agreement to increase the committed amount of its loan facility from $10 million to $14.5 million and increase the interest rate from 1.25 % to 1.5% over prime. The Partnership had pledged all of its aircraft as collateral for this loan facility and the principal amount was due in October 2000. In January 2001, the note was extended to June 30, 2001 with the provision that all monthly cash flow in excess of certain scheduled expenses was to be paid to reduce the principal. In January 2001, TWA filed for Chapter 11 bankruptcy protection under the U.S. Bankruptcy Code and just before it filed, it entered into an Asset Sale and Purchase Agreement with American Airlines. On April 9, 2001, the Partnership sold the McDonnell Douglas MD-82 aircraft, formerly leased to TWA, to American Airlines for $9.5 million. Approximately $8.9 million of the sale proceeds were used to fully pay off the Partnership's loan balance.

         Cash distributions declared by the Partnership were approximately $1.2 million in 2001 ($0.30 per unit), $4 million ($1.00 per unit) in 2000, and $6.5 million in 1999 ($1.60 per unit). In the aggregate, for this three year period, cash distributions declared by the Partnership totaled $11.7 million. With the off-lease status of the Boeing 727-200 previously leased to Sky Trek, the sale of the Boeing 747 to TWA, the sale of the MD-82 to American Airlines, as well as the non- payment of rent of Vanguard, and the reduction in receipts from Kitty Hawk rent, the Partnership is generating less cash on an operating basis. These factors have all contributed to the reduction and suspension of the cash distribution.

         Partnership  capital  was  $3,058,000,   a  decrease  of  approximately
$1,657,000 or 36% from December 31, 2000, from the net loss of $445,000, and $1,212,000 of distributions to partners.

         All the Partnership leases are paid in US dollars. Jet fuel prices are a large component of the cost of airline and air freight operations and therefore higher fuel prices as experienced in most of 2001 had an adverse impact on operator finances. Additionally, the Partnership aircraft are, typically, older, less fuel efficient aircraft than the more current designs.

Critical Accounting Policies

         High-quality financial statements require rigorous application of high-quality accounting policies. The policies discussed below are considered by management to be critical to an understanding of the Partnership's financial statements because their application requires significant judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Lease Revenue Recognition:

Revenue under operating leases is recognized as rental income over the lease term.

Depreciation:

Aircraft are recorded at cost and depreciated on a straight-line basis over the estimated life to its estimated residual value. Certain major additions and modifications to aircraft may be capitalized. The estimates are reviewed periodically to ensure continued appropriateness.

Aircraft Valuation:

Aircraft are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". An impairment loss is recognized when the fair value of the undiscounted future cash flows of the aircraft is less than its net book value. The fair value of the aircraft is generally based on independent appraisals of the aircraft and estimates of undiscounted future cash flows. The appraisals assume, among other things, that the aircraft are utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of aircraft simultaneously or to dispose of aircraft quickly.

The Partnership determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. The Partnership identified the most critical accounting policies to be those related to lease revenue recognition, depreciation methods and valuation of aircraft. The Partnership also states these accounting policies in the notes to the consolidated financial statements and at relevant sections in this discussion and analysis.

Results of Operations

         The Partnership's net loss was $445,000 for the year 2001 (the "2001 Period") as compared to net income of $155,000 for the year 2000 (the "2000 Period"). The reason for the Partnership's net loss for the 2001 Period compared to net income of 2000 was principally due to substantial write down of the aircraft and a decrease in rentals from operating leases, partially offset by the gain on sale of aircraft and decreased depreciation.

         Rentals from operating leases decreased by 41%, or $2,305,000, from $5,645,000 at December 31, 2000 to $3,340,000 at December 31, 2001, due
primarily to the lack of rental revenue from the Boeing 747 which was sold to TWA in April 2000, the McDonnell Douglas MD-82 aircraft sold to American Airlines in April 2001, the off-lease status of the Boeing 727, formerly leased to Sky Trek which was returned in May 2000, and the 50% reduction in rent for Kitty Hawk for the last three months of the year.

         The Partnership recognized a gain of $7,317,000 for the 2001 Period due to the sale of the McDonnell Douglas MD-82 aircraft to TWA during April, 2001, compared to a gain of $1,611,000 for the 2000 Period for the sale of the Boeing 747-100 aircraft to TWA .

         Other Income increased by $848,000, or 100%, in the 2001 Period, as compared to the 2000 Period, principally due to the maintenance reserves of the Boeing 727 being taken into income in the first quarter 2001.

         Depreciation decreased by 61%, or $1,984,000, in the 2001 Period, as compared to the 2000 Period. This decrease was primarily due to the sale of the Boeing 747 to TWA in April 2000, the sale of the McDonnell Douglas MD-82 aircraft to American Airlines in April 2001, and the Sky Trek Boeing 727 being off lease, which the General Partners are attempting to sell for parts or as is.

         The Partnership provided a write-down aggregating $9,302,000 for the 2001 Period, to reduce the carrying value to the fair market value of three Boeing 727-200 aircraft, one previously leased to Sky Trek, the TNT aircraft, and the Kitty Hawk aircraft. These write downs were $1,766,000 on the Boeing 727, formerly leased to Sky Trek, $2,216,000 on the TNT aircraft, and $5,320,000 on the Kitty Hawk aircraft. There was a $950,000 write-down on the Sky Trek and $1,157,000 write down on the TNT aircraft for the 2000 Period.

         Management and re-lease fees payable to the General Partners for the 2001 Period increased by 6%, or $43,000, in comparison to the 2000 Period, which was primarily attributable to sales proceeds from the sale of the McDonnell-Douglas MD-82 aircraft to American Airlines during April 2001.

         Interest expense decreased by 74%, or $959,000, in the 2001 Period, as compared to the 2000 Period, due to the payoff of the Partnership's bank note on April 9, 2001 and a reduction in interest rate.

         Direct Lease expense increased by 339%, or $410,000, in the 2001 Period, as compared to the 2000 Period. This increase was due to the return of the MD-81 from USAir and the work done on the aircraft to put it in condition for lease to Vanguard Airlines.

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

         Management and re-lease fee expenses to the General Partners for the 2000 Period increased $77,000, or 12%, in comparison to the 1999 Period. This was primarily attributable to sales proceeds of $4.36 million, from the sale of the Boeing 747-100 aircraft to TWA during April 2000.

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

Inflation and Changing Prices

         Market and worldwide economic conditions and changes in federal and foreign aircraft regulations have in the past, and may in the future, impact the airline industry and thus lease rates and aircraft values. Additionally, inflation and changing prices, may affect future leasing rates and the eventual selling prices of the aircraft. Higher jet fuel prices for most of 2001 and increasing labor costs affected the airline industry profitability and that of the Partnership's lessees.

         Due to concerns regarding the economic slowdown, the US Federal Reserve Board reduced its key lending rate on a number of occasions in an attempt to stimulate economic activity. It is unclear as to the ultimate impact on the level of economic activity of these rate changes, however, the economic slowdown has had an adverse affect on air travel and airline performance.

Risks and Uncertainties

         The events of September 11, 2001 have had a negative impact on the US economy and the passenger airlines, including increases in airline costs such as insurance and security, and a significant decline in passenger demand for air travel. Due to the conversion of its aircraft to freighter configurations, the Partnership is more reliant on the air freight industry than the passenger airlines. While certain prohibitions on passenger planes carrying cargo have increased cargo for the fully dedicated air freight business, the air freight business in general has been negatively impacted by the economic slowdown. These conditions have caused certain lessees to reduce payments and should they continue, may further affect these and the other lessees' ability to make rent and other lease payments and may impair the ability of the Partnership to re-lease aircraft on a timely basis and at favorable rates and may reduce the value of the aircraft. Also, because of reduced passenger traffic, major airlines such as United Airlines and American Airlines have announced plans to accelerate the retirement of their Boeing 727-200 aircraft, which has also negatively impacted the value of the Partnership's aircraft.


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

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.144 ("SFAS 144") Accounting for the Impairment or Disposal of Long Lived Assets". SFAS 144, which is effective for fiscal years beginning after December 15, 2001 with earlier application encouraged, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of ", and the accounting and reporting provisions of APB 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and
Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). The implementation of this Statement is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


List of Financial Statements                                                Page
                                                                            ----

Report of Independent Accountants ....................................       16

Balance Sheets -- December 31, 2001 and 2000..........................       17

Statements of Income for the years ended
     December 31, 2001, 2000, and 1999................................       18

Statements of Partners' Capital for the years ended
     December 31, 2001, 2000, and 1999 ...............................       19

Statements of Cash Flows for the years ended
     December 31, 2001, 2000, and 1999................................       20

Notes to Financial Statements.........................................       22

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Pegasus Aircraft Partners, L.P.

         In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of Pegasus Aircraft Partners, L.P. (the "Partnership") as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                                                      PricewaterhouseCoopers LLP
San Francisco, California
 March 19, 2002

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                                 BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000


                                     ASSETS

                                                          2001       2000
                                                          ----       ----
                                                (in thousands, except unit data)

  Cash and cash equivalents                             $ 2,516    $ 1,941
  Rent receivable                                          --          149
  Aircraft, net                                           3,941     16,968
  Other assets                                               16          7
                                                        -------    -------
         Total Assets                                   $ 6,473    $19,065
                                                        =======    =======

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
 Notes payable                                          $  --      $11,050
 Accounts payable and accrued expenses                      124        105
 Accrued interest payable                                  --          105
 Payable to affiliates                                    1,751      1,004
 Maintenance reserves payable                             1,154      1,700
 Deferred rental income and deposits                        386        386
                                                        -------    -------
         Total Liabilities                              $ 3,415    $14,350
                                                        =======    =======

COMMITMENTS (Note 6)

PARTNERS' CAPITAL:
  General Partners                                           34         50
  Limited Partners (4,000,005 units issued and
    outstanding in 2001 and 2000)                         3,024      4,665
                                                        -------    -------
         Total Partners' Capital                          3,058      4,715
                                                        -------    -------

           Total Liabilities and Partners' Capital      $ 6,473    $19,065
                                                        =======    =======






   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                              STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                             2001           2000         1999
                                             ----           ----         ----
                                              (in thousands, except unit data
                                                   and per unit amounts)

REVENUES:
    Rentals from operating leases        $     3,340   $     5,645   $     7,010
    Interest and other                            81            74            84
    Gain on sale of engine and
      equipment                                7,317         1,611          --
    Return condition settlement                 --             181          --
    Other                                        848          --            --
    Equity in earnings of MD-81 Trust            401           443           443
                                         -----------   -----------   -----------
                                              11,987         7,954         7,537
                                         -----------   -----------   -----------

EXPENSES:
    Depreciation                               1,255         3,239         4,380
    Interest                                     332         1,291         1,215
    Management and re-lease fees                 769           726           649
    Write-downs                                9,302         2,107          --
    General and administrative                   243           231           211
    Direct lease                                 531           121            81
    Engine rental and other                     --              84           196
                                         -----------   -----------   -----------
                                              12,432         7,799         6,732
                                         -----------   -----------   -----------

NET INCOME                                      (445)          155           805
                                         ===========   ===========   ===========

NET INCOME ALLOCATED:
    To the General Partners                       (4)          800             8
    To the Limited Partners                     (441)         (645)          797
                                         -----------   -----------   -----------
                                                (445)          155           805
                                         -----------   -----------   -----------

NET INCOME PER LIMITED PARTNERSHIP
  UNIT                                   $     (0.11)  $     (0.16)  $      0.20
                                         ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS ISSUED AND
  OUTSTANDING                              4,000,005     4,000,005     4,000,005
                                         ===========   ===========   ===========






   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                         STATEMENTS OF PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                General     Limited
                                               Partners    Partners      Total
                                               --------    --------      -----
                                                 (dollar amounts in thousands)

Balance, December 31, 1998                     $   (653)   $ 14,913    $ 14,260

    Net income                                        8         797         805

    Distributions declared to partners              (65)     (6,400)     (6,465)
                                               --------    --------    --------

Balance, December 31, 1999                         (710)      9,310       8,600

    Net income                                      800        (645)        155

    Distributions declared to partners              (40)     (4,000)     (4,040)
                                               --------    --------    --------

Balance, December 31, 2000                           50       4,665       4,715

    Net income                                       (4)       (441)       (445)
    Distributions declared to partners              (12)     (1,200)     (1,212)
                                               --------    --------    --------

Balance, December 31, 2001                     $     34    $  3,024    $  3,058
                                               ========    ========    ========





   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                    2001       2000      1999
                                                    ----       ----      ----
                                                  (dollar amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                   $   (445)  $    155   $    805
    Adjustments to reconcile net income to net
      cash provided by operating activities:
       Depreciation                                 1,255      3,239      4,380
       Write-downs                                  9,302      2,107       --
       Gain on sale of engine and equipment        (7,317)    (1,611)      --
       Equity in earnings of MD-81 Trust             (401)      (443)      (443)
       Change in assets and liabilities:
        Rent and other receivables                    149        327       --
        Other assets                                   (9)        43        (24)
        Accounts payable and accrued expenses          19         (6)        14
        Payable to affiliates                         747        513         60
        Maintenance reserves payable                 (546)       731        619
        Deferred rental income and deposits          --         (439)       147
        Accrued interest payable                     (105)       105       --
                                                 --------   --------   --------
         Net cash provided by operating
           activities                               2,649      4,721      5,558
                                                 --------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash distributions from investment in
      MD-81 Trust                                     688      1,214      1,214
Proceeds from sale of equipment                     9,500      4,000       --
    Capitalized aircraft improvements                --       (1,261)    (4,563)
                                                 --------   --------   --------
         Net cash provided by (used in)
           investing activities                    10,188      3,953     (3,349)
                                                 --------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                      --         --        4,000
    Repayment of notes payable                    (11,050)    (2,950)      --
    Cash distributions paid to partners            (1,212)    (5,656)    (6,465)
                                                 --------   --------   --------
         Net cash used in financing activities    (12,262)    (8,606)    (2,465)
                                                 --------   --------   --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                         575         68       (256)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR      1,941      1,873      2,129
                                                 --------   --------   --------

CASH AND CASH EQUIVALENTS AT END OF YEAR         $  2,516   $  1,941   $  1,873
                                                 ========   ========   ========



   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                     2001      2000      1999
                                                     ----      ----      ----
                                                   (dollar amounts in thousands)

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest Paid                                   $  437    $1,183    $1,201

NONCASH TRANSACTIONS:
    Distributions declared to partners but
      unpaid                                        $ --      $ --      $1,616

    Application of security deposit to sale
      of aircraft                                   $ --      $  360    $ --













   The accompanying notes are an integral part of these financial statements.

                        `PEGASUS AIRCRAFT PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

1.       Significant Accounting Policies

         Basis of Presentation. Pegasus Aircraft Partners, L.P. (the "Partnership"), a Delaware limited partnership, maintains its accounting records and prepares financial statements on the accrual basis of accounting. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant assumptions and estimates relate to useful life and recoverability of the aircraft values. Actual results could differ from such estimates. Certain financial statement items in the years prior to 2000 have been reclassified to conform to the 2000 and 2001 presentation.

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

         Aircraft and Depreciation. The aircraft are recorded at cost, which includes acquisition costs and the acquisition fee and the financial management advisory fee paid upon acquisition to the General Partners. Depreciation to an estimated salvage value (generally 10%) is computed using the straight-line method over an estimated economic life of twelve years (five years for the aircraft engine sold in 1997). Major improvements to aircraft are capitalized when incurred and are depreciated, generally, over the remaining useful life of the improvement.

         In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), the recognition of an impairment for a long-lived asset is required when the estimate of undiscounted future cash flows expected to be generated by the asset is less than its carrying amount. Measurrement of an impairment loss is to be recognized based on the fair value of the asset. The Partnership generally bases its estimate of fair market value of the aircraft upon valuation by an independent third party. SFAS 121 also requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less estimated disposal costs.

         MD-81 Trust. The McDonnell Douglas MD-81 aircraft, currently under lease to Vanguard Airlines ("Vanguard"), is owned by a trust in which the Partnership has a 50% interest. An affiliated Partnership owns the other 50% interest. The Partnership has adopted the guidance in EITF Issue No. 00-1 "Investor Balance Sheet and Income Statement Display under the Equity Method of Investment in Certain Partnerships and Other Ventures" (EITF 00-1) in its Annual Report on Form 10-K starting from the fiscal year ended December 31, 2000 and accounts for its investment in the Trust which owns the MD-81 aircraft leased to Vanguard under the equity method. In prior years, the Partnership had reported its ownership in the MD-81 Trust on a proportionately consolidated basis. The financial results in prior years contained herein have been restated utilizing the equity method. The aircraft had been subject to a tax benefit transfer lease, which expired in April 2000.

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

4.       Aircraft

                           Net Investment in Aircraft

         The Partnership's net carrying value of aircraft as of December 31, 2001 and 2000 consisted of the following (in thousands):

                                                          2001           2000
                                                          ----           ----

Aircraft on operating leases, at cost                   $ 26,951       $ 48,788
Less: Accumulated depreciation                           (12,259)       (30,658)
      Write-downs                                        (11,692)        (4,156)
                                                        --------       --------
                                                        $  3,000       $ 13,974
                                                        --------       --------

Net Investment in MD-81 Trust                           $    741       $  1,028
                                                        --------       --------

Aircraft held for lease, at cost                          11,915         11,915
Less: Accumulated depreciation                            (6,365)        (6,365)
      Write-downs                                         (5,350)        (3,584)
                                                        --------       --------
                                                        $    200       $  1,966
                                                        --------       --------
Aircraft, net                                           $  3,941       $ 16,968
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

         During 2001, Kitty Hawk determined that it was more economic to replace one of the Pratt & Whitney JT8D-9A engines on the aircraft than to induct it into a shop for repairs. The Partnership paid, in June 2001, $201,000 from the Kitty Hawk engine reserves to Kitty Hawk and agreed to an engine exchange. Kitty Hawk bore the additional cost for the replacement engine.

         Kitty Hawk filed for protection under Chapter 11 of the U.S. Bankruptcy Code on May 1, 2000, but stayed current with regard to its rent payments through September 2001. For the months of October, November, and December 2001, Kitty Hawk could not make a full payment of the monthly rent , and the Partnership agreed to a payment of only half of the amount due. The Partnership also agreed to a 50% reduction of the maintenance reserves due for the months of September, October, and November 2001. Kitty Hawk accounted for 31% of the Partnership's lease revenue during 2001. The default or deferral of lease payments on the part of Kitty Hawk, or any other lessee, may adversely affect future cash distributions by the Partnership. See Note 9 "Subsequent Events".

         The Partnership wrote down, in December 2001, the value of the aircraft by $5.3 million.

         Trans World Airlines Leases. In April 2000, the Partnership sold its Boeing 747-100 to the lessee, TWA, for total consideration of $4,360,000. As part of the sale, the Partnership retained deposits received from TWA, aggregating $360,000, which had been held by the Partnership, applying them towards the sales price for this aircraft. The Partnership recognized a net gain of $1,611,000 on the sale of this aircraft during the second quarter 2000.

         During February 1989, the Partnership acquired a McDonnell Douglas MD-82 aircraft for a total purchase price of $21,017,000 which, as of December 31, 2000, was subject to a lease with Trans World Airlines, Inc. ("TWA") providing for rentals of $185,000 per month for a term scheduled to expire in September 2004. TWA missed making lease payments during December 2000, January and February 2001. TWA filed for Chapter 11 bankruptcy protection under the Federal Bankruptcy code in January 2001, and entered into an Asset Sale and Purchase Agreement with American Airlines, Inc., who paid for all TWA's rents in March 2001. On April 9, 2001, American Airlines purchased TWA's assets and also acquired the Partnership's McDonnell Douglas MD-82 aircraft for $9.5 million. The sale price of the aircraft was in excess of the net book value of $2.2 million, and the proceeds were applied to pay off the Partnership's debt of approximately $8.9 million. TWA accounted for 15% of the Partnership's lease revenue in 2001.

         US Airways Group, Inc. ("USAir") Lease. During March 1989, the Partnership acquired one half of the beneficial interest in a trust ("Trust") that is the owner/lessor of a McDonnell Douglas MD-81 ("MD-81") for a purchase price of $9,999,000. The remaining one-half interest in the Trust is owned by Pegasus Aircraft Partners II, L.P., an affiliated partnership.

         The MD-81 was leased to US Airways, which renewed its lease from June 1, 1998 to June 1, 2001, at the original lease rate. Rental payments were payable quarterly, in arrears, at a rate of $304,000 (for the Partnership's one-half interest in the aircraft. USAir also had three additional one-year renewal options at fair market rental rates, but returned the aircraft in July, 2001 and paid rent through the return date.

         Vanguard Airlines Lease ("Vanguard") Lease. US Airways returned the MD-81 in July 2001, and in August 2001, the Trust entered into a three-year lease of the aircraft with Vanguard Airlines, a Kansas City, Missouri airline providing passenger services to 14 U.S. cities. The lease agreement is on a "power by the hour" basis for 36 months, starting August 27, 2001,at the rate of $600 per flight hour, to a maximum of $130,000 per month. Vanguard is also responsible for funding the maintenance reserves for the aircraft. Due to the events of September 11, 2001, Vanguard only paid its August and September aircraft utilization payment and a partial amount of its October aircraft utilization. Vanguard was unable to pay any of its maintenance reserves due. As of December 31, 2001, Vanguard has paid a total of $260,000, of which 50% was paid to the Partnership and 50% to another affiliated Partnership. These payments were applied towards its maintenance reserves. In January 2002, the Trust was negotiating a payment plan of its rent and maintenance reserves with Vanguard As a result, the Trust has decided to account for the Vanguard lease on a cash basis

         TNT Transport International B.V. Lease. In November 1997, the Partnership entered into an agreement to lease a Boeing 727-200 to a European freight carrier, TNT Transport International B.V. ("TNT") for a term of four years. The lease provides for monthly rentals of $123,500 (subject to a subsequent rent reduction of approximately 10% after two years if TNT exercises an option, during the lease term, to extend the lease for an additional two years beyond the original expiration date) and airframe and landing gear reserves aggregating $85 per flight hour. TNT has provided a $150,000 security deposit . TNT has contracted with a third party service provider for the maintenance of the engines.. TNT is responsible for the first $50,000 of cost in complying with the newly issued freighter conversion AD. Costs in excess of this amount are initially paid for by TNT. At the end of the lease, TNT will be reimbursed by the Partnership for a portion of the AD compliance cost based on a formula set forth in the Partnership agreement, not to exceed $250,000. The aircraft was written down at December 31, 2000, by $1,157,000.

         For the year ended December 31, 2001, TNT accounted for 37% of the Partnership's lease revenue. The current lease ends in March 2002, and the Partnership agreed to sell the aircraft to TNT for $500,000 (see Note 9. "Subsequent Events").

         The Partnership wrote down, in December 2001, the value of the aircraft by $2.2 million.

         Boeing 727-200. The Boeing 727-200, formerly leased to Discovery Airlines (Sky Trek), was returned in March 2000. The Partnership has been unsuccessful in marketing the aircraft to a new lessee and therefore, has decided to dismantle it and attempt to sell its parts individually ("part out"). During the second quarter 2001, the Partnership took $848,000 of paid-in maintenance reserves relating to the aircraft into income and wrote down the aircraft's value by $1,766,000 to $200,000, which represents the estimated realizable value.

         General. The aircraft leases are principally triple net leases. As such, during the terms of leases, the lessees are required to pay substantially all expenses associated with the aircraft and in the case of Kitty Hawk and TNT, also fund certain maintenance expenses through hourly maintenance reserves paid monthly.


                               Significant Lessees

         The Partnership leased its aircraft to five different airlines or air freight companies during 2001. Revenues from airlines which accounted for greater than 10% of the Partnership's total rental revenues during 2001, 2000, and 1999 are as follows:

                                                 Percentage of Rental Revenues
                                                 -----------------------------
Airlines                                           2001      2000      1999
--------                                           ----      ----      ----

Trans World Airlines, Inc.                          15%       37%       49%
US Airways Group, Inc.                              17        18        15
Kitty Hawk Aircargo, Inc.                           31        21        (a)
TNT Transport International B.V                     37        22        18
Sky Trek International Airlines, Inc.               (a)       (a)       12

(a)      Represents less than 10%.

         Revenues include rentals from aircraft leased to foreign airlines or carriers of $1,482,000 in each of the year 2001, 2000 and 1999. The year 2001 amount for TWA does not include the proceeds of the sale of the McDonnell Douglas MD-82, and the year 2000 amount for TWA does not include the proceeds of the sale of the Boeing 747.

                          Future Minimum Rental Income

         The following is a schedule by year of future minimum rental income under the leases as of December 31, 2001 (in thousands):

                   2002                                     1,759
                   2003                                     1,414
                   2004                                     1,414
                   2005                                     1,414
                   Thereafter                                 942
                                                           ------
                   Total                                   $6,943
                                                           ======

         Note: includes rents from Kitty Hawk of $117,800 per month through 08/26/06.

         The Partnership operates in one industry, the leasing of used aircraft to commercial passenger and freight airlines.


5.       Transactions With Affiliates

         Management Fees. The General Partners earn a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. During the years ended December 31, 2001, 2000, and 1999, the General Partners earned base management fees of $60,000, $103,000, and $123,000, respectively.

         Incentive Management Fee. The General Partners also earn a quarterly subordinated incentive management fee in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees), of which 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. During the years ended December 31, 2001, 2000, and 1999, the General Partners earned incentive management fees of $116,000, $425,000, and $281,000, respectively.

         Re-lease Fee. The General Partners earn a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is received. Of this amount, 2.5% is payable to the Managing General

Partner and 1.0% is payable to the Administrative General Partner. During the years ended December 31, 2001, 2000, and 1999, the General Partners earned $593,000, $198,000, and $245,000, respectively of re-lease fees.

         Payment of the above fees on a current basis is subordinated to the limited partners receiving an 8% annual non-cumulative return based upon original contributed capital (as defined and adjusted per the Partnership agreement). Fees are therefore not being paid on a current basis and are being accrued. Pursuant to the terms of the Partnership Agreement, the General Partner's Capital Accounts were allocated $807,000 of the gain from the sale of the Boeing 747-100 aircraft. Since 1996, as part of a class action settlement, an affiliate of the Administrative General Partner places fees and distributions remitted to it by the Administrative General Partner into an account for the benefit of the class members.

         Accountable Expenses. The General Partners are entitled to reimbursement of certain expenses, paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. There were no such reimbursable expense in each of the year ended December 31, 2001, 2000 and 1999. The continued absence of accountable expenses is due to the subcontracting of certain accounting services, and their cost is included in general and administrative expenses.

         Other. During 1999, the Partnership purchased parts in connection with certain capital projects for costs totaling $875,513 from a Company in which the President and Director of the Managing General Partner had an interest. There were no such purchases in 2000. In 2001, similar expenses were $203,000. In 2000 and 1999, the Partnership paid $84,000 and $196,000 respectively for two engine leases (Kitty Hawk Aircraft) to an affiliate of the Managing General Partner. The leases were both for $21,000 per month for each engine. As of March, 2000, engines owned by the Partnership were placed on the aircraft.

         During 2001, 2000, and 1999, the Partnership paid $22,000, $26,358, and
$26,279, respectively, to a licensed maintenance provider that is affiliated with the Managing General Partner.

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

7.       Reconciliation to Income Tax Method of Accounting

         The following is a reconciliation of the net income as shown in the accompanying financial statements to the taxable income reported for federal income tax purposes (in thousands):

                                                      2001      2000      1999
                                                      ----      ----      ----

Net income per financial statements                 $  (445)  $   155   $   805
Increase (decrease) resulting from:
   Depreciation                                       8,664     3,453     2,760
   Reserves for maintenance costs and
      write-downs                                      --        --        --
   Allowance for bad debts provided for book           --        --        --
   TBT interest income less
      TBT rental expense                                128      (573)   (1,492)
   Difference in basis of aircraft sold               2,184     2,428      --
   Maintenance reserves collected and related
     interests net of expenditures                     (476)      685       694
   Deferred rental income                              --         (33)      (33)
   Purchase Option from Partnership/Write Off         (3118)     --        --
   Other                                                200       (76)       (9)
                                                    -------   -------   -------
Taxable income per federal income tax return        $ 6,737   $ 6,039   $ 2,725
                                                    =======   =======   =======


         The following is a reconciliation of the amount of the Partnership's total Partnership capital as shown in the accompanying financial statements to the tax bases of the Partnership's net assets (in thousands):

                                                   2001       2000       1999
                                                   ----       ----       ----
Total Partnership capital per financial
   statements                                    $  3,058   $  4,715   $  8,600
Increase (decrease) resulting from:
   Commissions and expenses paid in
      connection with the sale of limited
      partnership units                             8,441      8,441      8,441
   Reserves for maintenance costs and
      write-downs including Continental lease
      settlement, accounted for as cost
      recovery                                     17,221      7,919      9,484
   Aircraft expenditures capitalized for
      tax, net                                     (8,453)       514        514
   Distributions payable to partners                 --         --        1,600
   Deferred rental income                            --         --          112
   Maintenance reserves collected and used
      to restore aircraft net                        --        1,344      1,934
   Accumulated depreciation                        (4,440)    (5,986)   (14,021)
   TBT interest income less TBT rental expense       --       (7,191)    (6,614)
   Maintenance reserves payable                     1,154      1,700      1,015
   Other                                             --         --           (7)
                                                 --------   --------   --------
Tax bases of net assets                          $ 16,981   $ 11,456   $ 11,058
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

         Accounts payable and accrued expenses, payable to affiliates, and accrued interest payable. For these balances, carrying value approximates fair value due to their short-term nature.

9.       Subsequent Events

         The Partnership agreed with Kitty Hawk for the payment of approximately 71% of the monthly rent, and no maintenance reserves for each of the first three months of 2002. Any unpaid rent and reserves will be added to the existing Chapter 11 administrative claims. Although Kitty Hawk had affirmed the Partnership's lease in bankruptcy, Kitty Hawk intends to file a motion in bankruptcy court in late March to terminate the lease, and not pay damages. The Partnership has terminated the lease by reason of Kitty Hawk's default and will file a motion for damages under the lease. Oral arguments will be heard in early April and a decision is anticipated sometime thereafter.

         In February 2002, the Partnership reached an agreement with TNT for the ending of its lease on March 24, 2002. According to this Buyout Agreement, TNT agreed to pay the Partnership approximately $710,000 for waiver of the contractually required C check and waiver of the installation of the Flight Data Recorder Upgrade. On March 13, 2002, the Partnership and TNT signed a Side Letter to confirm their agreement of the financial settlement and the Partnership received approximately $741,000, net of the $150,000 security deposit the Partnership held from TNT. TNT also purchased the aircraft for a price of $500,000 on March 26, 2002.

         The Partnership is negotiating with Vanguard with regards to its payments of the monthly rent and maintenance reserves.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in accountants or disagreements with accountants with respect to accounting or financial disclosure issues during 2001 or 2000 .

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

                     Pegasus Aircraft Management Corporation

      Name                  Positions Held
      ----                  --------------

Richard S. Wiley         President and Chairman of the Board
Carol L. Chase           Executive Vice President, General Counsel and Secretary
Richard M. Oster         Senior Vice President, Chief Financial Officer
Erv Bach                 Senior Vice President, Technical


         Richard S. Wiley, age 48 is President and Chairman of the Board of the Managing General Partner and Pegasus Capital Corporation ("PCC"), which was formed in 1988. Prior to forming Pegasus Capital Corporation, Mr. Wiley was a Vice President of CIS Corporation ("CIS"), a wholly-owned subsidiary of Continental Information Systems Corporation ("Continental") for the period 1986 to 1988. Mr. Wiley originated aircraft transactions throughout the world and sold aircraft to third-party investors. From 1985 to 1986, Mr. Wiley worked as Treasurer of Caterpillar Capital Company in San Diego, California. From 1983 to 1985, he served as Managing General Partner and President of RAM Financial Corporation in Houston, Texas, an equipment leasing venture capital company. Prior to joining RAM, he worked for GATX Leasing Corporation as a District Manager from 1980 to 1983. Mr. Wiley received a B.S. degree from the Indiana University School of Business and an M.B.A. from the University of California, Los Angeles.

         Carol L. Chase, Esq., age 49, is Executive Vice President, General Counsel and Secretary of the Managing General Partner and Pegasus Capital Corporation. She is responsible for providing legal counsel for all aspects of capital equipment leasing, financing and placement. Prior to joining Pegasus, from 1987 to 1988, Ms. Chase was Senior Corporate Counsel at CIS where she provided legal counsel for transactions involving aircraft and related equipment. From 1981 to 1987, Ms. Chase was legal counsel at Transamerica Airlines where she was responsible for the legal negotiation and documentation for the purchase, sale, lease and finance of aircraft and aircraft-related equipment. Ms. Chase received a B.A. degree from California State University, Hayward and a J.D. degree from the University of California, Davis. She is a member of the State Bar of California, the American Bar Association, and the American Corporate Counsel Association.

         Richard M. Oster, age 50, is Chief Financial Officer and Senior Vice President Administration of the Managing General Partner . Mr. Oster, is primarily responsible within the Pegasus companies for all corporate-wide Finance and Administration functions that include all financial reporting, planning and analysis, accounting, information systems, human resources and other administrative functions. Prior to joining Pegasus, Mr.Oster served as Senior Vice President and Chief Financial Officer of Crowley Maritime
Corporation; and prior to that, as Senior Vice President and Chief Financial Officer of Inchcape Shipping Services. Mr.Oster is a CPA and holds a B.S. in Business Administration from the University of North Carolina and a M.B.A. from the Rutgers Graduate School of Business.

         Erv Bach, 40, is Senior Vice President, Technical of the Managing General Partner and Pegasus Capital Corporation. Mr. Bach has been employed in various technical capacities with affiliates of the Managing General Partner since 1996. From 1994 to 1996, he was Manager of Structures for Hamilton Aviation, Tucson, and he held the same position with Lockheed Aeromod, Tucson, from 1993 to 1994. From 1989 to 1993, Mr. Bach held various positions with Evergreen Air Center, Marana, Arizona, the last being Manager of Engineering.

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

                           Air Transport Leasing, Inc.

      Name                    Positions Held
      ----                    --------------

Clifford B. Wattley        President, Chief Financial and Accounting Officer and
                           Director
Stephen R. Dyer            Vice President, Secretary, Treasurer and Director

         Clifford  B.  Wattley,  age  52,  is  President,  Chief  Financial  and
Accounting Officer and a Director of the Administrative General Partner. Mr. Wattley is a Corporate Vice President with UBS PaineWebber Inc., having joined the firm in 1986. He also was employed previously by Paine, Webber, Jackson & Curtis from 1979 to 1980. From 1986 to 1992, Mr. Wattley participated in Paine Webber's Principal Transactions Group. Since 1992, Mr. Wattley has been a member of the Private Investment Department. He holds a Bachelor of Science degree in engineering from Columbia University and a Masters in Business Administration from Harvard University. Mr. Wattley assumed the positions of Chief Financial and Accounting Officer on March 11, 2002, will serve in that capacity until such time as a replacement for Carmine Fusco is named.

         Stephen R. Dyer, age 42, is Vice President, Secretary and a Director of the Administrative General Partner. He joined UBS PaineWebber Inc. in June 1988 as a Divisional Vice President and is currently a Senior Vice President and Director of Private Investments. Prior to joining UBS PaineWebber Inc., Mr. Dyer had been employed, since June 1987, as an Assistant Vice President in the Retail National Products Group of L.F. Rothschild & Co. Incorporated. Prior to joining L.F. Rothschild he was employed, beginning in January 1985, as an Associate in the Real Estate Department of Thomson McKinnon Securities Inc. From July 1981 to August 1983, Mr. Dyer was on the audit staff of the accounting firm of Arthur Young & Company. He received his Bachelor of Science degree in Accounting in 1981 from Boston College and a Masters of Business Administration from Indiana University in December 1984. Mr. Dyer is a Certified Public Accountant. Mr. Dyer also assumed the positions of Secretary and Treasurer on March 11, 2002 and will serve until such time as a replacement for Carmine Fusco is named.

         Carmine Fusco, age 33, was a Vice President, Secretary, Treasurer and Chief Financial and Accounting Officer of the Administrative General Partner and also served as an Assistant Vice President within the Private Investments Department of UBS PaineWebber Inc. On February 25, 2000, Mr. Fusco was charged with, and on January 14, 2002 pleaded guilty to, conspiracy to distribute a controlled substance. His employment with UBS PaineWebber Inc. and the Administrative General Partner was terminated on March 11, 2002, the date UBS PaineWebber Inc. and the Administrative General Partner were informed of these facts.

ITEM 11.       EXECUTIVE COMPENSATION

         No compensation was paid by the Partnership to the officers and directors of the General Partners. See Item 13 of this Report, "Certain Relationships and Related Transactions", which is incorporated herein by reference, for a description of the compensation and fees paid to the General Partners and their affiliates by the Partnership during 2001.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               (a) As of the date hereof, no person is known by the Partnership to be the beneficial owner of more than 5% of the Units of the Partnership. The Partnership has no directors or officers, and neither of the General Partners of the Partnership owns any Units. The Assignor Limited Partner for the Partnership, Pegasus Assignor L.P.A., Inc. (an affiliate of the Managing General Partner), owns 5 Units. Additionally, as of December 31, 2001, ATL Inc., an affiliate of the Administrative General Partner owns approximately 69,016 Units.


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

               (b) The following table sets forth the number of Units beneficially owned as of March 1, 2002, by directors of the Managing General Partner and the Administrative General Partner and by all directors and officers of such corporations as a group:

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

         Following is a summary of the amounts paid, or payable, to the General Partners and their affiliates during 2001.

         Base Management Fee. The General Partners receive a quarterly subordinated fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees paid. Of this amount, 1.0% is payable to the Managing
General Partner and 0.5% is payable to the Administrative General Partner. During 2001, the General Partners earned base management fees of $60,000.

         Incentive Management Fee. The General Partners also receive a quarterly subordinated fee, in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees), of which 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. During 2001, the General Partners earned incentive management fees of $593,000.

         Re-lease Fee. The General Partners receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is received. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. During 2001, the General Partners earned re-lease fees of $116,000.

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

         Accountable Expenses. The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. There were no such reimbursable expenses during 2001 and 2000. As discussed in Note 5 to the Financial Statements, accountable expenses declined due to the subcontracting of certain accounting services, and their cost is included in general and administrative expenses.

         Partnership Interest. In the aggregate, the General Partners were entitled to receive cash distributions of $12,000 as their allocable share of distributable cash flow for 2001. In addition, $4,000 of the Partnership's net taxable loss for 2001 was allocated to the General Partners.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)   The following documents are filed as part of this Report:

               1. Financial Statements: (Incorporated by reference to Item 8 of this Report, "Financial Statements and Supplementary Data").

         (b) The Partnership filed a Form 8-K on June 30, 2001, reporting a distribution of $0.30 per Unit on or about July 10, 2001 to unitholders of record as of June 30, 2001. The distribution was a result of cash flow from operations and in part funds available from the sale of the McDonnell-Douglas MD-82 to American Airlines in April 2001.

               During the fourth quarter of 2001, the Partnership did not file any reports on Form 8-K.

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

Dated: March 28, 2002

                                       Pegasus Aircraft Partners, L.P.
                                       (Registrant)

                                       By:    Air Transport Leasing, Inc.
                                              Administrative General Partner

                                       By:    /s/ CLIFFORD B. WATTLEY
                                              Clifford B. Wattley
                                              President, Chief Financial and
                                              Accounting Officer, and Director



                                       By:    Pegasus Aircraft Management
                                              Corporation
                                              Managing General Partner

                                       By:    /s/ RICHARD S. WILEY
                                              Richard S. Wiley
                                              President and Chairman
                                              of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2002.

Signature                   Title

/s/ RICHARD S. WILEY        President and Chairman of
Richard S. Wiley            the Board of Pegasus Aircraft
                            Management Corporation

/s/ CLIFFORD B. WATTLEY     President, Chief Financial and Accounting Officer,
Clifford B. Wattley         and Director of Air Transport Leasing, Inc.


/s/ STEPHEN R. DYER         Vice-President, Treasurer, Secretary and Director of
Stephen R. Dyer             Air Transport Leasing, Inc.