Form 10-K/A
period 2000-12-31
PEGASUS AIRCRAFT PARTNERS L P
filed 2002-04-22
CIK 835900

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-K/A
                                   -----------
                               Amendment No. 1 to
                               ------------------

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

         The Registrant hereby files this report on Form 10-K/A to amend its Annual Report on Form 10-K, as amended on April __, 2002 for the year ended December 31, 2000, to amend Part III, Item 10 "Directors and Executive Officers of the Registrant", specifically Carmine Fusco. No other items in the registrant's Annual Report on Form 10-K for the year ended December 31, 2000 are amended.

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

Dated: April 22, 2002

                                         Pegasus Aircraft Partners, L.P.
                                         (Registrant)

                                         By:    Air Transport Leasing, Inc.
                                                Administrative General Partner

                                         By:    /s/ CLIFFORD B. WATTLEY
                                                Clifford B. Wattley
                                                President, Chief Financial and
                                                Accounting Officer and Director

                                         By:    Pegasus Aircraft Management
                                                Corporation
                                                Managing General Partner

                                         By:    /s/ RICHARD S. WILEY
                                                Richard S. Wiley
                                                President and Chairman
                                                of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 22, 2002.

Signature                                   Title
---------                                   -----

/s/ RICHARD S. WILEY                        President and Chairman of
Richard S. Wiley                            the Board of Pegasus Aircraft
                                            Management Corporation

/s/ CLIFFORD B. WATTLEY                     President and Chief Financial and
                                            Accounting Officer and Director of
                                            Air Transport Leasing, Inc.

/s/ STEPHEN R. DYER                         Vice President, Treasurer,
Stephen R. Dyer                             Secretary and Director of
                                            Air Transport Leasing, Inc.