Form 10-Q
period 2002-03-31
PEGASUS AIRCRAFT PARTNERS L P
filed 2002-05-10
CIK 835900

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2002
                              --------------------------------------------------

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


                       This document consists of 15 pages.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                          QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART 1   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets - March 31, 2002 and December 31, 2001       3

                  Statements of Income for the three months ended
                  March 31, 2002 and 2001                                     4

                  Statements of Partners' Capital for the three
                  months ended March 31, 2002 and 2001                        5

                  Statements of Cash Flows for the three months ended
         `        March 31, 2002 and 2001                                     6

                  Notes to Financial Statements                               7

         Item 2.  Management's Discussion and Analysis of Financial
                  Conditions and Results of Operations                       11

PART II  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                           14

         Signature                                                           15

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  Financial Statements
         --------------------

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

       BALANCE SHEETS -- MARCH 31, 2002 (UNAUDITED) AND DECEMBER 31, 2001
       ------------------------------------------------------------------

                                                        2002        2001
                                                        ----        ----
                                                (in thousands, except unit data)

                                     ASSETS
                                     ------
Cash and cash equivalents                               $4,285     $2,516
Aircraft, net                                            2,001      3,941
Other assets                                                36         16
                                                        ------     ------
   Total Assets                                         $6,322     $6,473
                                                        ======     ======


                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------
LIABILITIES:
   Accounts payable and accrued expenses                   132        124
   Payable to affiliates                                 1,876      1,751
   Maintenance reserves payable                            864      1,154
   Deferred rental income and deposits                     236        386
                                                        ------     ------
     Total Liabilities                                  $3,108     $3,415
                                                        ======     ======


PARTNERS' CAPITAL:
   General Partners                                         35         34
   Limited Partners (4,000,005 units issued and
    outstanding in 2002 and 2001)                        3,179      3,024
                                                        ------     ------
     Total Partners' Capital                             3,214      3,058
                                                        ------     ------
       Total Liabilities and Partners' Capital          $6,322     $6,473
                                                        ======     ======


   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                              STATEMENTS OF INCOME
                              --------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
               --------------------------------------------------
                                   (unaudited)

                                                          2002          2001
                                                          ----          ----
                                                      (in thousands, except unit
                                                      data and per unit amounts)
REVENUE:
   Rentals from operating leases                       $       538   $     1,279
   Gain on sale of aircraft                                     91          --
   Interest                                                     12            25
   Equity in (deficits)/earnings of MD-81 Trust                (11)          111
                                                       -----------   -----------
                                                               630         1,415
                                                       -----------   -----------
EXPENSES:
   Depreciation and amortization                               262           470
   Interest                                                   --             263
   Management and re-lease fees                                125           123
   General and administrative                                   69            62
   Direct lease                                                 18            12
                                                       -----------   -----------
                                                               474           930
                                                       -----------   -----------
NET INCOME                                             $       156   $       485
                                                       ===========   ===========

NET INCOME ALLOCATED:
   To the General Partners                             $         1   $         5
   To the Limited Partners                                     155           480
                                                       -----------   -----------
                                                       $       156   $       485
                                                       ===========   ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT                $      0.04   $      0.12
                                                       ===========   ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
PARTNERSHIP UNITS ISSUED AND OUTSTANDING                 4,000,005     4,000,005
                                                       ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                         STATEMENTS OF PARTNERS' CAPITAL
                         -------------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
               --------------------------------------------------
                                   (unaudited)



                                               General      Limited
                                              Partners     Partners       Total
                                              --------     --------       -----
                                                 (dollar amounts in thousands)

Balance, January 1, 2002                        $   34       $3,024       $3,058

   Net income                                        1          155          156
                                                ------       ------       ------

Balance, March 31, 2002                         $   35       $3,179       $3,214
                                                ======       ======       ======


Balance, January 1, 2001                        $   50       $4,665       $4,715

   Net income                                        5          480          485
                                                ------       ------       ------

Balance, March 31, 2001                         $   55       $5,145       $5,200
                                                ======       ======       ======





   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
               --------------------------------------------------
                                   (unaudited)
                                                         2002        2001
                                                         ----        ----
                                                   (dollar amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                           $   156    $   485
   Adjustments to reconcile net income to net
   cash provided by operating activities:
   Gain on sale of aircraft                                 (91)      --
   Depreciation and amortization                            262        470

   Change in assets and liabilities:
      Rent and other receivable                            --           48
      Equity in deficits/(earnings) of MD-81 Trust           11       (111)
      Other assets                                          (20)        (7)
      Accounts payable and accrued expenses                   8          9
      Accrued interest payable                             --          (18)
      Payable to affiliates                                 125        123
      Deferred rental income and deposits                  --          137
      Maintenance reserves payable                           77        170
                                                        -------    -------
   Net cash provided by operating activities                528      1,306
                                                        -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of aircraft                         1,241       --
   Cash distributions from investments in
     MD-81 Trust                                           --          304
                                                        -------    -------
         Net cash provided by investing activities        1,241        304
                                                        -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of note payable                               --       (1,815)
                                                        -------    -------
         Net cash used in financing activities             --       (1,815)
                                                        -------    -------

NET INCREASE/(DECREASE) IN CASH AND
  CASH EQUIVALENTS                                        1,769       (205)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                  2,516      1,941
                                                        -------    -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 4,285    $ 1,736
                                                        =======    =======
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
   Interest paid                                        $  --      $   281

   Non cash investing activities:
   Application of maintenance reserves to
     sale of aircraft                                       367       --
   Application of security deposit to sale
     of aircraft                                            150       --


   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                 MARCH 31, 2002
                                 --------------
                                   (unaudited)

1.       General

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partners, all adjustments necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant assumptions and estimates relate to useful life and recoverability of the aircraft values. Actual results could differ from such estimates. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2001. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

         Statement of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets" was implemented by Pegasus Aircraft Partners L.P. beginning January 1, 2002. The implementation of this Statement is not expected to have a material effect on the Partnership's financial position, results of operations or cash flows.

2.       Aircraft

         The Partnership's net investment in aircraft as of March 31, 2002 and December 31, 2001 consisted of the following (in thousands):

                                                   2002               2001
                                                   ----               ----

Aircraft on operating leases, at cost            $ 13,981           $ 26,951
Less:    Accumulated depreciation                  (6,757)           (12,259)
         Write-downs                               (6,153)           (11,692)
                                                 --------           --------
                                                 $  1,071           $  3,000
                                                 ========           ========

Net Investment in MD-81 Trust                    $    730           $    741
                                                 --------           --------

Aircraft held for lease, at cost                   11,915             11,915
Less: Accumulated depreciation                     (6,365)            (6,365)
          Write-downs                              (5,350)            (5,350)
                                                 --------           --------
                                                 $    200           $    200
                                                 --------           --------
Aircraft, net                                    $  2,001           $  3,941
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

         Kitty Hawk filed for protection under Chapter 11 of the U.S. Bankruptcy Code on May 1, 2000, but stayed current with regard to its rent payment through September 2001. For the months of October, November, and December 2001, Kitty Hawk could not make a full payment of the monthly rent, and the Partnership agreed to a payment of only half of the amount due. The Partnership also agreed to a 50% reduction of the maintenance reserves due for the months of September, October, and November 2001. The Partnership also agreed to a payment of 71% of the rents of December 2001, and January, February 2002 and no maintenance reserves payment for these months. However, Kitty Hawk could not make any payment since March 2002. Kitty Hawk accounted for 31% of the Partnership's lease revenue during 2001.

         Subject to the approval of the bankruptcy court and documentation, the Partnership has agreed, in principle, to sell the aircraft to Kitty Hawk (See
Note 4. "Subsequent event").

         Vanguard Airlines Lease ("Vanguard") Lease. US Airways returned the MD-81 in July 2001, and in August 2001, the Trust entered into a three-year lease of the aircraft with Vanguard Airlines, a Kansas City, Missouri airline providing passenger services to 14 U.S. cities. The lease agreement is on a "power by the hour" basis for 36 months, starting August 27, 2001, at the rate of $600 per flight hour, to a maximum of $130,000 per month. Vanguard is also responsible for funding maintenance reserves. Vanguard, as have many other airlines, has been adversely affected by events of September 11, 2001. Through March 31, 2002, Vanguard has paid a total of $365,000, of which the Trust has paid 50% to the Partnership and 50% to an affiliated Partnership. Vanguard is in arrears to the Trust in the amount of $923,000 ($461,500 to the Partnership, 50% interest). Payments made have been applied towards maintenance reserves. The General Partners have been negotiating a payment plan for rent and maintenance reserves with Vanguard and therefore have decided to account for the Vanguard lease within the Trust on a cash basis. If Vanguard is unable to secure financing, the Partnership will need to repossess the aircraft. The Partnership will either market the aircraft to potential lessees or for sale. Given the age of the aircraft and other factors, it is uncertain as to the time it would take to remarket or the success of the effort.

         TNT Transport International B.V. Lease. The TNT lease ended on March 24, 2002 and the Partnership sold the aircraft to TNT. The Partnership received cash proceeds of $1,241,000 and also applied, as part of the sale, TNT's maintenance reserves of $367,000 and its security deposit of $150,000.

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

         General. If the sale to Kitty Hawk aircraft is consummated, of the Partnership's original 5.5 aircraft, the Partnership will soon own only the Boeing 727 and the half interest in the Trust that owns the MD-81, and the note from Kitty Hawk.

3.       Transactions With Affiliates

         Base Management Fees: The General Partners are entitled to receive a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees paid. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. The General Partners earned $8,000 of base management fees during the three months ended March 31, 2002.

         Incentive Management Fees: The General Partners also are entitled to receive a quarterly subordinated incentive management fee in an amount equal to 4.5% of quarterly cash flows and sales proceeds (net of resale fees). Of this amount, 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. The General Partners earned $99,000 of incentive management fees during the three months ended March 31, 2002.

         Re-lease Fees: The General Partners are entitled to receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is made. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. The General Partners earned $18,000 of re-lease fees during the three months ended March 31, 2002.

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

4.       Subsequent event:

         The Partnership has agreed, in principle, subject to confirmation by the Bankruptcy court and documentation, to sell the Boeing 727 to Kitty Hawk for the amount of the security deposit of $236,000, collected reserves of $681,000, and a $750,000, 12-month note, that will bear interest at 8%.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

         The following discussion should be read in conjunction with the Financial Statements of the Partnership and the Notes thereto. This report may contain, in addition to historical information, Forward-Looking statements that include risks and other uncertainties. The Partnership's actual results may differ materially from those anticipated in these Forward-Looking statements. Factors that might cause such a difference include those discussed below, as well as general economic and business conditions, competition and other factors discussed elsewhere in this report. The Partnership undertakes no obligation to release publicly any revisions to the Forward-Looking Statements, if any, to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

Liquidity and Capital Resources

         The Partnership owns and manages several commercial passenger and freighter aircraft and makes distributions to the partners of net cash flows generated by operations in the current and/or prior periods. In certain situations, the Partnership may retain cash flow from operations to finance authorized capital expenditures, or for general working capital purposes. As has historically been the case, the amount of future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position.

         The Partnership invests working capital and cash flow from operations prior to its distributions to the partners in short-term, highly liquid investments or a fund that invests in such instruments. At March 31, 2002, the Partnership's unrestricted cash and cash equivalents of $4,285,000 were primarily invested in such a fund. This amount was $1,769,000 more than the Partnership's unrestricted cash and cash equivalents at December 31, 2001 of $2,516,000. This increase in unrestricted cash was primarily attributable to cash from operating activities of $528,000 and cash from investing activities of $1,241,000. There were no cash financing activities during the first quarter of 2002.

         For the quarter ended March 31, 2002, net cash provided by operating activities was $528,000, comprising of net income of $156,000 for the 2002 Quarter adjusted by $262,000 of non-cash depreciation, $91,000 gain on sale of aircraft, and changes in assets and liabilities, as discussed below.

         Payable to affiliates increased by 7%, or $125,000, from $1,751,000 at March 31, 2002 to $1,876,000 at March 31, 2002, principally due to an increase in unpaid management fees due to the General Partners. Payment of fees on a current basis has been suspended due to the Partnership Agreement provisions that require fees not to be paid if cash distributions fall below 8% of initial capital per annum. The fees are being accrued but cash payments on a current basis have been suspended.

         Deferred rental income and security deposit decreased by 39% or $150,000 from $386,000 at December 31, 2001, to $236,000 at March 31, 2002. This
decrease was due to TNT's security deposit being applied to the proceeds of the sale of the Boeing 727-200 aircraft.

         Maintenance reserves payable decreased by 25% or $290,000 from $1,154,000 at December 31, 2001, to $864,000 at March 31, 2002. This decrease was primarily due to the $367,000 maintenance reserves of the TNT aircraft applied to the sale of the aircraft, offset by the $77,000 maintenance reserves collected from lessees.

         Cash flows from investing activities were $1,241,000 for the 2002 Quarter, from proceeds of the sale of the Boeing 727, formerly leased to TNT.

         Net investment in the MD-81 Trust decreased by 1%, or $11,000, from $741,000 at December 31, 2001 to $730,000 at March 31, 2002, due to a deficit in equity interest of $11,000.

         The McDonnell Douglas MD-81 aircraft is owned by a trust ("MD-81 Trust") in which the Partnership has a 50% interest. An affiliated Partnership owns the other 50% interest. In August 2001, the Trust entered into a three-year lease of the aircraft with Vanguard Airlines, a Kansas City, Missouri airline. The lease agreement is on a "power by the hour" basis, at the rate of $600 per flight hour, to a maximum of $130,000 per month. Vanguard is also responsible for funding the maintenance reserves for the aircraft. Due to the events of September 11, 2001 and the abrupt slowdown in passenger traffic, Vanguard only paid $365,000, of which 50% was distributed to the Partnership and 50% to the other affiliated Partnership, in the 2002 Quarter. These payments were applied to maintenance reserves within the Trust. Based on the Vanguard's financial position, the Trust is accounting for rental income on a cash basis.

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

         Partnership capital was $3,214,000, an increase of approximately $156,000 or 5% from $3,058,000 at December 31, 2001, as a result of net income of $156,000.

         The Partnership paid no distributions during the first quarter of 2002. The Partnership does not expect to pay a distribution for the first quarter of 2002, normally payable in April.

Results of Operations

         The Partnership's net income was $156,000 for the first quarter 2002 (the "2002 Period") as compared to net income of $485,000 for the first quarter 2001 (the "2001 Period"). This decrease was principally due to a decrease in rental income, partially offset by a decrease in depreciation expense, a gain on sale of aircraft, and no interest expense in the 2002 Period.

         Rentals from operating leases decreased by 58%, or $741,000, from $1,279,000 for the 2001 Period to $538,000 for the 2002 Period, due primarily to the lack of rental revenue from the McDonnell Douglas MD-82 aircraft sold to American Airlines in April 2001, and the reduction in rent payment for Kitty Hawk for the first three months of the year.

         The Partnership recognized a gain of $91,000 for the 2002 Period, due to the sale of the Boeing 727 to TNT. There was no gain on sale of aircraft in the 2001 Period.

         Depreciation decreased by 44%, or $208,000, from $470,000 for the 2001 Period to $262,000 for the 2002 Period. This decrease was primarily due to the sale of the McDonnell Douglas MD-82 to American Airlines in April 2001.

         There was no interest expense in the 2002 Period, as compared to $263,000 in the 2001 Period, due to the payoff of the Partnership's bank note on April 9, 2001.

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits and reports to be filed: none

         (b) The Partnership did not file any reports on Form 8-K during the first quarter of the fiscal year ending December 31, 2002.

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

                                  Pegasus Aircraft Partners, L.P.
                                  (Registrant)

                                  By: Air Transport Leasing, Inc.
                                      Administrative General Partner

Date:  May 10, 2002               By: /s/ CLIFFORD B. WATTLEY
                                      Clifford B. Wattley
                                      President, Chief Financial and Accounting
                                      Officer, and Director