Form 10-Q
period 2002-06-30
PEGASUS AIRCRAFT PARTNERS L P
filed 2002-08-14
CIK 835900

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2002
                              --------------------------------------------------

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


                       This document consists of 20 pages.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                   QUARTER AND SIX MONTHS ENDED JUNE 30, 2002

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART 1   FINANCIAL INFORMATION

         Item 1.  Financial Statements (unaudited)

                  Balance Sheets - June 30, 2002 and December 31, 2001         3

                  Statements of Income for the three months ended June 30,
                  2002 and 2001                                                4

                  Statements of Income for the six months ended June 30,       5
                  2002 and 2001

                  Statements of Partners' Capital for the six months ended
                  June 30, 2002 and 2001                                       6

                  Statements of Cash Flows for the six months ended
         `        June 30, 2002 and 2001                                       7

                  Notes to Financial Statements                                9

         Item 2.  Management's Discussion and Analysis of Financial
                  Conditions and Results of Operations                        14

PART II  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                            17

         Signature                                                            18

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  Financial Statements
         --------------------

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

        BALANCE SHEETS -- JUNE 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001
        -----------------------------------------------------------------

                                                        2002        2001
                                                        ----        ----
                                                (in thousands, except unit data)

                                     ASSETS
                                     ------
Cash and cash equivalents                               $4,407     $2,516
Aircraft, net                                            1,862      3,941
Other assets                                              --           16
                                                        ------     ------
   Total Assets                                         $6,269     $6,473
                                                        ======     ======


                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------
LIABILITIES:
   Accounts payable and accrued expenses                   126        124
   Payable to affiliates                                   256      1,751
   Maintenance reserves payable                            902      1,154
   Deferred rental income and deposits                     236        386
                                                        ------     ------
     Total Liabilities                                  $1,520     $3,415
                                                        ======     ======


PARTNERS' CAPITAL:
   General Partners                                         51         34
   Limited Partners (4,000,005 units issued and          4,698      3,024
    outstanding in 2002 and 2001)
                                                        ------     ------
     Total Partners' Capital                             4,749      3,058
                                                        ------     ------
       Total Liabilities and Partners' Capital          $6,269     $6,473
                                                        ======     ======








   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                              STATEMENTS OF INCOME
                              --------------------

                FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                -------------------------------------------------
                                   (unaudited)

                                                          2002          2001
                                                          ----          ----
                                                      (in thousands, except unit
                                                      data and per unit amounts)
REVENUE:
   Rentals from operating leases                      $       130    $       790
   Gain on sale of aircraft                                  --            7,317
   Interest                                                    16             29
   Equity in (deficit)/earnings of MD-81 Trust                (11)           220
   Management and re-lease fees reversal                    1,620           --
   Other                                                     --              848
                                                      -----------    -----------
                                                            1,755          9,204
                                                      -----------    -----------
EXPENSES:
   Depreciation and amortization                              128            262
   Write-downs                                               --            1,447
   Management and re-lease fees                              --              551
   General and administrative                                  71             46
   Interest                                                  --               68
   Direct lease                                                21             20
                                                      -----------    -----------
                                                              220          2,394
                                                      -----------    -----------
NET INCOME                                            $     1,535    $     6,810
                                                      ===========    ===========

NET INCOME ALLOCATED:
   To the General Partners                            $        16    $        68
   To the Limited Partners                                  1,519          6,742
                                                      -----------    -----------
                                                      $     1,535    $     6,810
                                                      ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT               $      0.38    $      1.69
                                                      ===========    ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
PARTNERSHIP UNITS ISSUED AND OUTSTANDING                4,000,005      4,000,005
                                                      ===========    ===========







   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                              STATEMENTS OF INCOME
                              --------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                 -----------------------------------------------
                                   (unaudited)

                                                          2002          2001
                                                          ----          ----
                                                      (in thousands, except unit
                                                      data and per unit amounts)
REVENUE:
   Rentals from operating leases                      $       668    $     2,069
   Gain on sale of aircraft                                    91          7,317
   Interest                                                    28             54
   Equity in (deficit)/earnings of MD-81 Trust                (22)           331
   Management and re-lease fees reversal                    1,495           --
   Other                                                     --              848
                                                      -----------    -----------
                                                            2,260         10,619
                                                      -----------    -----------
EXPENSES:
   Depreciation and amortization                              390            732
   Write-downs                                               --            1,447
   Management and re-lease fees                              --              674
   General and administrative                                 140            107
   Interest                                                  --              332
   Direct lease                                                39             32
                                                      -----------    -----------
                                                              569          3,324
                                                      -----------    -----------

NET INCOME                                            $     1,691    $     7,295
                                                      ===========    ===========

NET INCOME ALLOCATED:
   To the General Partners                            $        17    $        73
   To the Limited Partners                                  1,674          7,222
                                                      -----------    -----------
                                                      $     1,691    $     7,295
                                                      ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT               $      0.42    $      1.81
                                                      ===========    ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
PARTNERSHIP UNITS ISSUED AND OUTSTANDING                4,000,005      4,000,005
                                                      ===========    ===========





   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                         STATEMENTS OF PARTNERS' CAPITAL
                         -------------------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                 -----------------------------------------------
                                   (unaudited)



                                                General     Limited
                                               Partners    Partners     Total
                                               --------    --------     -----
                                                 (dollar amounts in thousands)

Balance, January 1, 2002                       $     34    $  3,024    $  3,058

   Net income                                        17       1,674       1,691
                                               --------    --------    --------

Balance, June 30, 2002                         $     51    $  4,698    $  4,749
                                               ========    ========    ========




Balance, January 1, 2001                       $     50    $  4,665    $  4,715

   Net income                                        73       7,222       7,295

   Distributions declared to partners               (12)     (1,200)     (1,212)
                                               --------    --------    --------

Balance, June 30, 2001                         $    111    $ 10,687    $ 10,798
                                               ========    ========    ========












..



   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                 -----------------------------------------------
                                   (unaudited)
                                                           2002       2001
                                                           ----       ----
                                                   (dollar amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                           $  1,691   $  7,295
   Adjustments to reconcile net income to net
   cash provided by operating activities:
       Gain on sale of aircraft                              (91)    (7,317)
       Depreciation and amortization                         390        732
       Write-downs                                          --        1,447
       Equity in (deficit)/earnings of MD-81
         Trust                                                22       (331)
   Change in assets and liabilities:
       Rent and other receivable                            --           48
       Other assets                                           16          1
       Accounts payable and accrued expenses                   2        (29)
       Accrued interest payable                             --         (105)
       Payable to affiliates                              (1,495)       703
       Deferred rental income and deposits                  --           45
       Maintenance reserves payable                          115       (782)
                                                        --------   --------
         Net cash provided by operating
           activities                                        650      1,707
                                                        --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of aircraft                          1,241      9,500
   Cash distributions from investments in
     MD-81 Trust                                            --          607
                                                        --------   --------
         Net cash provided by investing
           activities                                      1,241     10,107
                                                        --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of note payable                                --      (11,050)
                                                        --------   --------
         Net cash used in financing activities              --      (11,050)
                                                        --------   --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                  1,891        764

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           2,516      1,941
                                                        --------   --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  4,407   $  2,705
                                                        ========   ========






   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                 -----------------------------------------------
                                   (unaudited)



SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
        Interest                                        $   --     $    437
   Non cash activities:
       Distributions declared to partners but
         unpaid                                             --        1,212
       Application of maintenance reserves to
         sale of aircraft                                    367       --
       Application of security deposit to sale
         of aircraft                                         150       --



























   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                  JUNE 30, 2002
                                  -------------
                                   (unaudited)

1.       General

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partners, all adjustments necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant assumptions and estimates relate to useful life and recoverability of the aircraft values. Actual results could differ from such estimates. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2001. Operating results for the three-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

         Statement of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets" was implemented by Pegasus Aircraft Partners L.P. beginning January 1, 2002. The implementation of this Statement is not expected to have a material effect on the Partnership's financial position, results of operations or cash flows.

         The McDonnell Douglas MD-81 aircraft is owned by a trust ("MD-81 Trust") in which the Partnership has a 50% interest. The Partnership has adopted the guidance in EITF Issue No. 00-1 Investor Balance Sheet and Income Statement Display under the Equity Method of Investments in Certain Partnerships and Other Ventures (EITF 00-1) in its Annual Report on Form 10-K starting the fiscal year ended December 31, 2000 and accounts for its investment in the Trust which owns the MD-81 aircraft under the equity method. In periods prior to December 31, 2000, the Partnership reported its ownership in the MD-81 Trust on a proportionately consolidated basis. The aircraft had been subject to a tax benefit transfer lease, which expired in April 2000.

2.       Aircraft

         The Partnership's net investment in aircraft as of June 30, 2002 and December 31, 2001 consisted of the following (in thousands):

                                                     2002                2001
                                                     ----                ----

Aircraft on operating leases, at cost              $ 13,981           $ 26,951
Less:    Accumulated depreciation                    (6,885)           (12,259)
         Write-downs                                 (6,153)           (11,692)
                                                   --------           --------

                                                   $    943           $  3,000
                                                   ========           ========

Net Investment in MD-81 Trust                      $    719           $    741
                                                   --------           --------

Aircraft held for lease, at cost                     11,915             11,915
Less: Accumulated depreciation                       (6,365)            (6,365)
          Write-downs                                (5,350)            (5,350)
                                                   ---------          --------
                                                   $    200           $    200
                                                   --------           --------
Aircraft, net                                      $  1,862           $  3,941
                                                   ========           ========


         Kitty Hawk Aircargo, Inc. ("Kitty Hawk"). The Boeing 727-200 Advanced aircraft was hushkitted, converted to a freighter and delivered to Kitty Hawk in August 1999. Kitty Hawk is a Dallas, Texas based operator of freighter aircraft. The lease agreement provides for 84 months of rent at $117,800 per month. Kitty Hawk provided a security deposit of $236,000 and is obligated to fund maintenance reserves, in the aggregate, at a rate of $375 per flight hour.

         Kitty Hawk filed for protection under Chapter 11 of the U.S. Bankruptcy Code on May 1, 2000, but stayed current with regard to its rent payment through September 2001. For the months of October, November, and December 2001, Kitty Hawk could not make a full payment of the monthly rent, and the Partnership agreed to a payment of only half of the amount due. The Partnership also agreed to a 50% reduction of the maintenance reserves due for the months of September, October, and November 2001. The Partnership also agreed to a payment of 71% of the rents of December 2001, and January, February 2002 and no maintenance reserves payment for these months. However, Kitty Hawk could not make any payment in March and April 2002.

         The Partnership has agreed, in principle, subject to confirmation by the Bankruptcy court and documentation, to sell the Boeing 727 to Kitty Hawk for the amount of the security deposit of $236,000, collected reserves of $681,000, and a $750,000, 12-month note, that will bear interest at 8%. Kitty Hawk is paying $65,241.32 a month and did so for May and June 2002. These payments were recorded as rent payments, and will be applied against the $750,000 note when it is executed. As a result, the Partnership did not accrue management fees on these payments (See "Note 4. Subsequent Events").

         Kitty Hawk accounted for 31% of the Partnership's lease revenue during 2001.

         During 2001, Kitty Hawk determined that it was more economical to replace one of the Pratt & Whitney JT8D-9A engines on the aircraft than to induct it into a shop for repairs. The Partnership paid, in June 2001, $201,000 from the Kitty Hawk engine reserves to Kitty Hawk and agreed to an engine exchange. Kitty Hawk bore an additional cost for the replacement engine.

         Vanguard Airlines, Inc. ("Vanguard") Lease. US Airways returned the McDonnell Douglas MD-81 in July 2001, and in August 2001, the Trust entered into a three-year lease of the aircraft with Vanguard Airlines, a Kansas City, Missouri airline providing passenger services to a number of U.S. cities. The lease agreement is on a "power by the hour" basis for 36 months, starting August 27, 2001, at the rate of $600 per flight hour, to a maximum of $130,000 per month. Vanguard is also responsible for funding maintenance reserves. Vanguard, as have many other airlines, has been adversely affected by events of September 11, 2001. From the beginning of the lease in August 2001 through June 30, 2002, Vanguard has paid a total of $442,000, of which the Trust has paid 50% to the Partnership and 50% to an affiliated Partnership. Vanguard is in arrears to the Trust in the amount of $1,389,000 ($694,500 to the Partnership, for its 50% interest) in rent and reserves. Payments made have been applied towards maintenance reserves.

         The Partnership has been negotiating a payment plan for rent and maintenance reserves with Vanguard and the Vanguard lease within the Trust is being accounted for on a cash basis. Vanguard has recently submitted a revised request to the Airline Transportation and Stabilization Board for a loan guarantee of $35 million of a $40 million loan. If Vanguard is unable to secure financing, the Partnership will need to repossess the aircraft. The Partnership will either market the aircraft to potential lessees or market it for sale. Given the age of the aircraft and other factors, it is uncertain as to the time it would take to remarket it or the success of the effort.

         On July 30, 2002, Vanguard filed for protection under Chapter 11 of the U.S. Bankruptcy Code (See "Note 4. Subsequent Event").

         TNT Transport International B.V. Lease. The TNT lease ended on March 24, 2002 and the Partnership sold the aircraft to TNT. The Partnership received cash proceeds of $1,241,000 and also retained, as part of the sale, TNT's maintenance reserves of $367,000 and the security deposit of $150,000.

         Boeing 727-200. The Boeing 727-200, formerly leased to Discovery Airlines (Sky Trek), was returned in March 2000. The Partnership has been unsuccessful in marketing the aircraft to a new lessee and for sale in an "as is, where-is" condition. Major airlines such as United and American accelerated the retirement of this aircraft type after the decline in passenger traffic caused by the events of September 11, 2001. Therefore, there are a large number of aircraft, many younger in age or better condition, that are parked and there are a limited number of operators. During the second quarter 2001, the Partnership took $848,000 of paid-in maintenance reserves relating to the aircraft into income and wrote down the aircraft's value by $1,766,000 to $200,000, which represents the estimated realizable value.

         General. If the sale to Kitty Hawk aircraft is consummated, of the Partnership's original 5.5 aircraft, the only aircraft the Partnership will own will be the Boeing 727 and the half interest in the Trust that owns the MD-81. The Partnership will seek to dispose of the remaining aircraft as soon as possible.

3.       Transactions With Affiliates

         Base Management Fees: The General Partners are entitled to receive a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees paid. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. Management Fees of $8,000 were accrued for the three months ended March 31, 2002 and this accrual has been reversed in the financials for the six months ended June 30, 2002 (see discussion below).

         Incentive Management Fees: The General Partners also are entitled to receive a quarterly subordinated incentive management fee in an amount equal to 4.5% of quarterly cash flows and sales proceeds (net of resale fees). Of this amount, 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. Incentive Management Fees of $99,000 were accrued for the three months ended March 31, 2002 and this accrual has been reversed in the financials for the six months ended June 30, 2002 (see discussion below).

         Re-lease Fees: The General Partners are entitled to receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is made. Of this amount, 2.5% is payable to the Managing
General Partner and 1.0% is payable to the Administrative General Partner. Re-lease Fees of $18,000 were accrued for the three months ended March 31, 2002 and this accrual has been reversed in the financials for the six months ended June 30, 2002 (see discussion below).

         The Management Fee, Incentive Fee and Re-Lease Fee payable to the General Partners are subordinated to the limited partners receiving an 8% annual, non-cumulative return based upon Unreturned Capital Contribution, as Unreturned Capital Contribution is defined in the Partnership Agreement. As the Partnership had not achieved this level of distribution since 2000, fees were being accrued but not paid. Based upon Preferred Return as determined pursuant to the Partnership Agreement and the estimated value of the Partnership's remaining assets, a determination was made to reverse the fees accrued but unpaid to the General Partners for fiscal year 2000 through the first quarter of 2002. As of June 30, 2002, fees previously accrued of $1,495,000 were taken into revenue with a corresponding reduction in Payable to affiliates. In addition, based on anticipated future revenues, the Partnership does not expect to accrue Management and re-lease fees in future quarters.

         Accountable General and Administrative Expenses: The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. There were no reimbursable expenses paid to the Administrative General Partner in the three or six months ending June 30, 2002.

         Other: During the six months ended June 30, 2002, the Partnership paid $11,000 to a maintenance facility for the storage of the off-lease aircraft. Until March 2002, the maintenance facility was affiliated with the Managing General Partner.

4.       Subsequent Events:

         After being denied for a second time for a loan guarantee from the Airline Transportation Stabilization Board, Vanguard Airlines suspended flight operations on July 30, 2002, dismissed all but 80 employees and filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Under Section 1110 of the Bankruptcy Code, Vanguard will have 60 days to affirm the lease or return the aircraft. If the aircraft is returned, the Partnership will either market the aircraft to potential lessees or market it for sale. Given the age of the aircraft and other factors, it is uncertain as to the time it would take to remarket it or the success of the effort.

         Kitty Hawk's reorganization plan was approved by the bankruptcy court in late July 2002 and the company is expected to emerge from bankruptcy on August 30, 2002 at which time the aircraft sale will be completed.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         --------------

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

Liquidity and Capital Resources

         The Partnership owns and manages one and one half commercial passenger aircraft (50% ownership of the MD-81 Trust) and one freighter aircraft and distributes to the partners cash flow generated by operations or asset sales in the current and/or prior periods. In certain situations, the Partnership may retain cash flow from operations to finance authorized capital expenditures, or for general working capital purposes. The amount of future cash distributions will be determined periodically after an evaluation of the Partnership's operating results and its current and expected financial position.

         The Partnership invests working capital and cash flow from operations prior to its distributions to the partners in short-term, highly liquid investments or a fund that invests in such instruments. At June 30, 2002, the Partnership's unrestricted cash and cash equivalents of $4,407,000 were primarily invested in such a fund. This amount was $1,891,000 more than the Partnership's unrestricted cash and cash equivalents at December 31, 2001 of $2,516,000. This increase in unrestricted cash was primarily attributable to cash from operating activities of $650,000 and proceeds of aircraft sales of $1,241,000. There were no cash financing activities during the six months ended June 30, 2002.

         For the six months ended June 30, 2002 ("2002 Period"), net cash provided by operating activities was $650,000, comprised of net income of $1,691,000 for the 2002 Period adjusted by $390,000 of non-cash depreciation, $91,000 gain on sale of aircraft, and changes in assets and liabilities, as discussed below.

         Payable to affiliates decreased by 85%, or $1,495,000, from $1,751,000 at December 31, 2001 to $256,000 at June 30, 2002, principally due to the reversal of accrued management fees for the fiscal years ending December 31, 2000, December 31, 2001, and for the first quarter of 2002. Based upon Preferred Return as determined pursuant to the Partnership Agreement and the estimated value of the Partnership's remaining assets, a decision was made to reverse the fees accrued but unpaid to the General Partners for fiscal year 2000 through the first quarter of 2002.

         Deferred rental income and security deposit decreased by 39% or $150,000 from $386,000 at December 31, 2001, to $236,000 at June 30, 2002. This
decrease was due to TNT's security deposit being applied to the proceeds of the sale of the Boeing 727-200 aircraft.

         Maintenance reserves payable decreased by 22% or $252,000 from $1,154,000 at December 31, 2001, to $902,000 at June 30, 2002. This decrease was primarily due to the $367,000 maintenance reserves for the TNT aircraft which were applied to the sale of the aircraft, offset by the $115,000 maintenance reserves collected from lessees.

         Cash flows from investing activities were $1,241,000 for the 2002 Period, which is the result of proceeds of the sale of the Boeing 727, formerly leased to TNT.

         Net investment in the MD-81 Trust decreased by 3%, or $22,000, from $741,000 at December 31, 2001 to $719,000 at June 30, 2002, due to a deficit in equity interest of $22,000.

         Partnership capital was $4,749,000, an increase of approximately $1,691,000 or 55% from $3,058,000 at December 31, 2001, as a result of net income of $1,691,000.

         The Partnership paid no distributions during the first six months of 2002. The amount of future cash distributions will be determined periodically after an evaluation of the Partnership's operating results and its current and expected financial position.

Results of Operations

         The Partnership's net income was $1,691,000 for the six months ended June 30, 2002 (the "2002 Period") and $1,535,000 for the quarter ended June 30, 2002 (the "2002 Quarter"), respectively, as compared to net income of $7,295,000 for the six months ended June 30, 2001 (the "2001 Period") and $6,810,000 for the quarter ended June 30, 2001 (the "2001 Quarter"), respectively. This increase was principally due to the reversal of accrued management fees for the years 2000, 2001, and the first quarter of 2002, a decrease in depreciation expense, and no write downs or interest expense in the 2002 period, partially offset by a decrease in rental income, more gain on sales of aircraft in the 2001 Period and maintenance reserves taken into income in the 2001 Period.

         Rentals from operating leases decreased by 68%, or $1,401,000, from $2,069,000 for the 2001 Period to $668,000 for the 2002 Period, and by 84%, or $660,000, from $790,000 for the 2001 Quarter to $130,000 for the 2002 Quarter.
This decrease is due primarily to the lack of rental revenue from the McDonnell Douglas MD-82 aircraft sold to American Airlines in April 2001, the reduction in rent payment from Kitty Hawk, and the decrease in rental income due to the sale of the Boeing 727 to TNT in March 2002.

         The Partnership also recognized revenue of $1,495,000 for the 2002 Period and $1,620,000 for the 2002 Quarter, respectively, which are the reversal of accrued management fees for the years ending December 31, 2000 and 2001, and the first quarter of 2002.

         Gain on sale of aircraft decreased by 99%, or $7,226,000, from $7,317,000 for the 2001 Period to $91,000 for the 2002 Period (the sale of the McDonnell Douglas MD-82 aircraft to TWA in the 2001 Period versus the sale of the Boeing 727 to TNT in the 2002 Period). There was no aircraft sale in the 2002 Quarter as compared to $7,317,000 in the 2001 Quarter due to the sale of the McDonnell Douglas MD-82 aircraft to TWA during April 2001.

         Equity in earnings of the MD-81 Trust decreased by 107%, or $353,000, from earnings of $331,000 for the 2001 Period to a deficit of $22,000 for the 2002 Period, and by 105%, or $231,000, from earnings of $220,000 for the 2001 Quarter to a deficit of $11,000 for the 2002 Quarter, due to no receipts of rent from Vanguard in the 2002 Period and the 2002 Quarter.

         Other Income was $848,000 for both the 2001 Period and the 2001 Quarter. This amount was the recognition of income from the maintenance reserves collected from the Boeing 727-200, formerly leased to Sky Trek. There was no such income in the 2002 Period and the 2002 Quarter.

         Depreciation decreased by 47%, or $342,000, from $732,000 for the 2001 Period to $390,000 for the 2002 Period, and by 51%, or $134,000, from $262,0000 for the 2001 Quarter to $128,000 for the 2002 Quarter. This decrease was primarily due to the sale of the McDonnell Douglas MD-82 to American Airlines in April 2001, and the sale of the Boeing 727 to TNT in March 2002.

         There was no write down expense for both the 2002 Period and the 2002 Quarter, as compared to $1,447,000 for the 2001 Period and the 2001 Quarter. The write down in the 2001 Period was to reduce the carrying value to an approximation of the salvage value of the Boeing 727-200 aircraft, previously leased to Sky Trek.

         Management fees decreased by 100%, from $674,000 for the 2001 Period to zero for the 2002 Period, and from $551,000 for the 2001 Quarter to zero for the 2002 Quarter. Based upon Preferred Return as determined pursuant to the Partnership Agreement and the estimated value of the Partnership's remaining assets, a determination was made to reverse the fees accrued but unpaid to the General Partners for fiscal years 2000 through the first quarter of 2002.

         There was no interest expense in the 2002 Period and the 2002 Quarter, as compared to $332,000 in the 2001 Period and $68,000 in the 2001 Quarter, due to the retirement of the Partnership's bank note on April 9, 2001.

         Other:

         Timothy F. Kelly, age 29, was appointed as Vice President, Secretary, Treasurer and Chief Financial and Accounting Officer of the Administrative General Partner, Air Transport Leasing, Inc. Mr. Kelly has also served as a Divisional Vice President within the Private Investments Department of UBS PaineWebber Inc. since June 2002. Mr. Kelly previously served in the UBS PaineWebber Retirement Consulting Services Department where he was employed since December 1997 as a Product Specialist. He was previously employed as an Analyst for the WTR Consulting Group, from December 1994 to December 1997. He received his Bachelor of Arts degree in Spanish in May 1994 from Hamilton College and is a candidate for a Master of Business Administration in Finance and Accounting from New York University in December 2002.

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)      (a) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

             99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
             99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) The Partnership filed a report on Form 8-K during the second quarter of the fiscal year ending December 31, 2002.

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

                                      Pegasus Aircraft Partners, L.P.
                                      (Registrant)

                                      By:  Air Transport Leasing, Inc.
                                           Administrative General Partner

Date:  August 14, 2002                By:  /s/ TIMOTHY F. KELLY
                                           ------------------------------------
                                           Timothy F. Kelly
                                           Vice President, Secretary, Treasurer
                                           and Chief Financial and Accounting
                                           Officer.