Form 10-Q
period 2002-09-30
PEGASUS AIRCRAFT PARTNERS L P
filed 2002-11-14
CIK 835900

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 2002
                              --------------------------------------------------

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


                       This document consists of 33 pages.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART 1   FINANCIAL INFORMATION

         Item 1.   Financial Statements (unaudited)

                   Balance Sheets - September 30, 2002 and
                   December 31, 2001                                          3

                   Statements of Income/(Loss) for the three months
                   ended September 30, 2002 and 2001                          4

                   Statements of Income for the nine months ended
                   September 30, 2002 and 2001                                5

                   Statements of Partners' Capital for the nine months
                   ended September 30, 2002 and 2001                          6

                   Statements of Cash Flows for the nine months ended
         `         September 30, 2002 and 2001                                7

                   Notes to Financial Statements                              9

         Item 2.   Management's Discussion and Analysis of Financial
                   Conditions and Results of Operations                      14

         Item 4.   Controls and Procedures                                   18

PART II  OTHER INFORMATION

         Item 6.   Exhibits and Reports on Form 8-K                          19

         Signature                                                           20

         Certifications                                                      21

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  Financial Statements
         --------------------

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

     BALANCE SHEETS -- SEPTEMBER 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001
     ----------------------------------------------------------------------

                                                         2002       2001
                                                         ----       ----
                                                (in thousands, except unit data)

                                     ASSETS
                                     ------
Cash and cash equivalents                               $4,228     $2,516
Aircraft, net                                              718      3,941
Other assets                                              --           16
                                                        ------     ------
   Total Assets                                         $4,946     $6,473
                                                        ======     ======


                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------
LIABILITIES:
   Accounts payable and accrued expenses                   109        124
   Payable to affiliates                                  --        1,751
   Maintenance reserves payable                            221      1,154
   Deferred rental income and deposits                    --          386
                                                        ------     ------
     Total Liabilities                                  $  330     $3,415
                                                        ======     ======


PARTNERS' CAPITAL:
   General Partners                                         49         34
   Limited Partners (4,000,005 units issued and          4,567      3,024
    outstanding in 2002 and 2001)
                                                        ------     ------
     Total Partners' Capital                             4,616      3,058
                                                        ------     ------
       Total Liabilities and Partners' Capital          $4,946     $6,473
                                                        ======     ======


   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                           STATEMENTS OF INCOME/(LOSS)
                           ---------------------------

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
             ------------------------------------------------------
                                   (unaudited)

                                                          2002           2001
                                                          ----           ----
                                                      (in thousands, except unit
                                                      data and per unit amounts)
REVENUE:
   Rentals from operating leases                      $       196    $       724
   Interest                                                    15             15
   Equity in (deficit)/earnings of MD-81 Trust               (526)           148
   Other Income                                               917           --
                                                      -----------    -----------
                                                              602            887
                                                      -----------    -----------
EXPENSES:
   Depreciation and amortization                              130            262
   Write-downs                                                488           --
   Management and re-lease fees                              --               53
   General and administrative                                 117             77
   Direct lease                                              --              454
                                                      -----------    -----------
                                                              735            846
                                                      -----------    -----------
NET INCOME/(LOSS)                                     $      (133)   $        41
                                                      ===========    ===========

NET INCOME/(LOSS) ALLOCATED:
   To the General Partners                            $        (2)   $      --
   To the Limited Partners                                   (131)            41
                                                      -----------    -----------
                                                      $      (133)   $        41
                                                      ===========    ===========


NET INCOME/(LOSS) PER LIMITED PARTNERSHIP UNIT        $     (0.03)   $      0.01
                                                      ===========    ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
PARTNERSHIP UNITS ISSUED AND OUTSTANDING                4,000,005      4,000,005
                                                      ===========    ===========




   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                              STATEMENTS OF INCOME
                              --------------------

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
              -----------------------------------------------------
                                   (unaudited)

                                                          2002          2001
                                                          ----          ----
                                                      (in thousands, except unit
                                                      data and per unit amounts)
REVENUE:
   Rentals from operating leases                      $       864    $     2,793
   Gain on sale of aircraft                                    91          7,317
   Interest                                                    43             69
   Management and re-lease fees reversal                    1,495           --
   Equity in (deficit)/earnings of MD-81 Trust               (548)           479
   Other                                                      917            848
                                                      -----------    -----------
                                                            2,862         11,506
                                                      -----------    -----------
EXPENSES:
   Depreciation and amortization                              520            994
   Write-downs                                                488          1,447
   Management and re-lease fees                              --              727
   General and administrative                                 257            184
   Interest                                                  --              332
   Direct lease                                                39            486
                                                      -----------    -----------
                                                            1,304          4,170
                                                      -----------    -----------

NET INCOME                                            $     1,558    $     7,336
                                                      ===========    ===========

NET INCOME ALLOCATED:
   To the General Partners                            $        15    $        73
   To the Limited Partners                                  1,543          7,263
                                                      -----------    -----------
                                                      $     1,558    $     7,336
                                                      ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT               $      0.39    $      1.82
                                                      ===========    ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
PARTNERSHIP UNITS ISSUED AND OUTSTANDING                4,000,005      4,000,005
                                                      ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                         STATEMENTS OF PARTNERS' CAPITAL
                         -------------------------------

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
              -----------------------------------------------------
                                   (unaudited)



                                                General     Limited
                                               Partners    Partners     Total
                                               --------    --------     -----
                                                 (dollar amounts in thousands)

Balance, January 1, 2002                       $     34    $  3,024    $  3,058

   Net income                                        15       1,543       1,558
                                               --------    --------    --------

Balance, September 30, 2002                    $     49    $  4,567    $  4,616
                                               ========    ========    ========




Balance, January 1, 2001                       $     50    $  4,665    $  4,715

   Net income                                        73       7,263       7,336

   Distributions declared to partners               (12)     (1,200)     (1,212)
                                               --------    --------    --------

Balance, September 30, 2001                    $    111    $ 10,728    $ 10,839
                                               ========    ========    ========




   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
              -----------------------------------------------------
                                   (unaudited)
                                                          2002        2001
                                                          ----        ----
                                                   (dollar amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                           $  1,558   $  7,336
   Adjustments to reconcile net income to net cash
   provided by operating activities:
       Gain on sale of aircraft                              (91)    (7,317)
       Depreciation and amortization                         520        994
       Write-downs                                           488      1,447
       Equity in (deficit)/earnings of MD-81 Trust           548       (479)
   Change in assets and liabilities
       Rent and other receivable                            --           82
       Other assets                                           16          5
       Accounts payable and accrued expenses                 (15)        14
       Accrued interest payable                             --         (105)
       Payable to affiliates                              (1,751)       704
       Deferred rental income and deposits                  (236)      --
       Maintenance reserves payable                         (566)      (719)
                                                        --------   --------
         Net cash provided by operating activities           471      1,962
                                                        --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of aircraft                          1,241      9,500
   Cash distributions from investments in
     MD-81 Trust                                            --          755
                                                        --------   --------
         Net cash provided by investing activities         1,241     10,255
                                                        --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions paid to partners                      --       (1,212)
   Repayment of note payable                                --      (11,050)
                                                        --------   --------
         Net cash used in financing activities              --      (12,262)
                                                        --------   --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       1,712        (45)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           2,516      1,941
                                                        --------   --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  4,228   $  1,896
                                                        ========   ========




   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
              -----------------------------------------------------
                                   (unaudited)



SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
        Interest                                        $    --    $    437
   Non cash activities:
     Maintenance reserves recognized upon sale
       of aircraft                                           367       --
     Security deposit recognized upon sale of
       aircraft                                              150       --










   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                               SEPTEMBER 30, 2002
                               ------------------
                                   (unaudited)

1.       General

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partners, all adjustments necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant assumptions and estimates relate to useful life and recoverability of the aircraft values. Actual results could differ from such estimates. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2001. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

         Statement of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets" was implemented by Pegasus Aircraft Partners L.P. beginning January 1, 2002. The implementation of this Statement is not expected to have a material effect on the Partnership's financial position, results of operations or cash flows.

         The McDonnell Douglas MD-81 aircraft is owned by a trust ("MD-81 Trust") in which the Partnership has a 50% interest. The Partnership adopted the guidance in EITF Issue No. 00-1 Investor Balance Sheet and Income Statement Display under the Equity Method of Investments in Certain Partnerships and Other Ventures (EITF 00-1) in its Annual Report on Form 10-K starting the fiscal year ended December 31, 2000 and accounts for its investment in the Trust which owns the MD-81 aircraft under the equity method. In periods prior to December 31, 2000, the Partnership reported its ownership in the MD-81 Trust on a proportionately consolidated basis. The aircraft had been subject to a tax benefit transfer lease, which expired in April 2000. The Partnership's interest in the MD-81 Trust was sold on October 25, 2002 (see Note 4 "Subsequent Events").

2.       Aircraft

         The Partnership's net investment in aircraft as of September 30, 2002 and December 31, 2001 consisted of the following (in thousands):

                                                        2002              2001
                                                        ----              ----

Aircraft on operating leases, at cost                $ 13,981         $  26,951
Less:    Accumulated depreciation                      (7,015)          (12,259)
         Write-downs                                   (6,541)          (11,692)
                                                     --------         ---------
                                                     $    425         $   3,000
                                                     ========         =========

Net Investment in MD-81 Trust                        $    193         $     741
                                                     --------         ---------

Aircraft held for lease, at cost                       11,915            11,915
Less: Accumulated depreciation                         (6,365)           (6,365)
          Write-downs                                  (5,450)           (5,350)
                                                     --------         ---------
                                                     $    100         $     200
                                                     --------         ---------
Aircraft, net                                        $    718         $   3,941
                                                     ========         =========

         Vanguard Airlines, Inc. ("Vanguard") Lease. US Airways returned the McDonnell Douglas MD-81 in July 2001, and in August 2001, the Trust entered into a three-year lease of the aircraft with Vanguard Airlines, a Kansas City, Missouri airline providing passenger services to a number of U.S. cities.

         Vanguard, as many other airlines, has been adversely affected by events of September 11, 2001. After being denied a loan guarantee for a second time by the Airline Transportation Stabilization Board, Vanguard Airlines suspended flight operations on July 30, 2002, dismissed all but 80 employees and filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Vanguard rejected the lease and returned the MD-81 aircraft to the Partnership on September 30, 2002 and it is being marketed for sale in an "as-is" condition. While the Partnership will file a claim in the bankruptcy, any recovery is unlikely.

         The lease agreement had been on a "power by the hour" basis for 36 months, starting August 27, 2001, at the rate of $600 per flight hour, to a maximum of $130,000 per month. Vanguard was also responsible for funding maintenance reserves. From the beginning of the lease in August 2001 through September 30, 2002, Vanguard has paid a total of $442,000, of which the Trust has paid 50% to the Partnership and 50% to an affiliated Partnership. Vanguard is in arrears to the Trust in the amount of $1,389,000 ($694,500 to the Partnership, for its 50% interest) in rent and reserves. Payments made have been applied towards maintenance reserves.

         The Partnership wrote down the value of the aircraft by $1,030,000 for the Trust ($515,000 for the Partnership for its 50% interest) in the third quarter of 2002. As of October 25, 2002, the aircraft was sold (See Note 4. "Subsequent Events").

         Kitty Hawk Aircargo, Inc. ("Kitty Hawk"). One of the Boeing 727-200s was converted to a freighter, hushkitted and delivered to Kitty Hawk. The Kitty Hawk lease was for 84 months, the lease rate was $117,800 per month and maintenance reserves were to be paid at the rate of $375 per flight hour. Kitty Hawk provided a security deposit of $236,000.

         Kitty Hawk filed for bankruptcy protection under Chapter 11 on May 1, 2000, but stayed current with regard to its lease payments through September 2001. For the months of October, November, and December 2001, Kitty Hawk could not make a full payment of the monthly rent, and the Partnership agreed to a payment of only half of the amount due. The Partnership also agreed to a 50% reduction of the maintenance reserves due for the months of September, October, and November 2001. The Partnership also agreed to a payment of 71% of the rents of December 2001 and January and February 2002 and no maintenance reserves for these months. However, Kitty Hawk could not make any payment in March and April 2002. The Partnership agreed in May 2002 to a sale of the aircraft to Kitty Hawk for a $750,000 note, subject to documentation and approval of the Bankruptcy court. The lease was reinstated with a per month lease rate of $65,000, beginning in May 2002. The sale of the aircraft to Kitty Hawk is anticipated to be completed by year-end with lease payments made from May 2002 through the completion of the sale being applied to the note. The remainder of the note is scheduled to be paid with payments of $65,000 per month through April 2003.

         The Partnership wrote down in the third quarter of 2002 the value of the aircraft by $388,000 to a value of $425,000, based on the remaining balance of the note at the end of September 2002.

         TNT Transport International B.V. Lease. The TNT lease ended on March 24, 2002 and the Partnership sold the aircraft to TNT in the first quarter of 2002. The Partnership received cash proceeds of $1,241,000 and also retained, as part of the sale, TNT's maintenance reserves of $367,000 and the security deposit of $150,000.

         Boeing 727-200 Aircraft. The Boeing 727-200, formerly leased to Discovery Airlines (Sky Trek), was returned in March 2000. The Partnership has been unsuccessful in marketing the aircraft to a new lessee and for sale in an "as is, where-is" condition. Major airlines such as United and American accelerated the retirement of this aircraft type after the decline in passenger traffic caused by the events of September 11, 2001. Therefore, there are a large number of aircraft, many younger in age or better condition, that are parked and there are a limited number of operators. During the second quarter 2001, the Partnership recognized $848,000 of paid-in maintenance reserves as income and wrote down the aircraft's value by $1,766,000 to $200,000. During the third quarter of 2002, the Partnership wrote down the aircraft's value to $100,000 based on the sale offer of the engines of the aircraft in October 2002 (see Note
4. "Subsequent Events"). The aircraft and engines are being offered for sale on an "as-is, where-is" basis.

         General. After the sale of the MD-81 in October 2002 and the sale of the engines of the Boeing 727-200 in November 2002 (see Note 4. "Subsequent Events") and if the sale to Kitty Hawk aircraft is consummated, of the Partnership's original 5.5 aircraft, the only aircraft the Partnership will own will be the Boeing 727 . The Partnership will seek to dispose of the remaining aircraft as soon as possible.

3.       Transactions With Affiliates

         The Management Fee, Incentive Fee and Re-Lease Fee payable to the General Partners are subordinated to the limited partners receiving an 8% annual, non-cumulative return based upon Unreturned Capital Contribution, as Unreturned Capital Contribution is defined in the Partnership Agreement. As the Partnership had not achieved this level of distribution since 2000, fees were being accrued but not paid. Based upon Preferred Return as determined pursuant to the Partnership Agreement and the estimated value of the Partnership's remaining assets, a determination was made to reverse the fees accrued but unpaid to the General Partners for fiscal years 2000 through the first quarter of 2002. In June 2002, fees previously accrued of $1,495,000 were taken into revenue with a corresponding reduction in Payable to affiliates. In addition, based on anticipated future revenues, the Partnership does not expect to accrue Management and re-lease fees in future quarters.

         Base Management Fees: The General Partners are entitled to receive a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees paid. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. Management Fees of $8,000 were accrued for the three months ended March 31, 2002 and this accrual was reversed at June 30, 2002.

         Incentive Management Fees: The General Partners also are entitled to receive a quarterly subordinated incentive management fee in an amount equal to 4.5% of quarterly cash flows and sales proceeds (net of resale fees). Of this amount, 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. Incentive Management Fees of $99,000 were accrued for the three months ended March 31, 2002 and this accrual was reversed at June 30, 2002 .

         Re-lease Fees: The General Partners are entitled to receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is made. Of this amount, 2.5% is payable to the Managing
General Partner and 1.0% is payable to the Administrative General Partner. Re-lease Fees of $18,000 were accrued for the three months ended March 31, 2002 and this accrual was reversed at June 30, 2002.

         Accountable General and Administrative Expenses: The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. There were no reimbursable expenses paid to the Administrative General Partner in the three or nine months ending September 30, 2002.

         Other: During the nine months ended September 30, 2002, the Partnership paid $19,000 to a maintenance facility for the storage of the off-lease aircraft. Until March 2002, the maintenance facility was affiliated with the Managing General Partner.

4.       Subsequent Event:

         A special distribution of $0.50 per Unit was paid on October 25, 2002 to Unit holders of record as of September 30, 2002. Funds for the distribution are from rental payments, asset sales and working capital. An 8K report was filed on October 15, 2002 to disclose this distribution. With this distribution, based on an estimate of value for the remaining aircraft, the per Unit estimated value as reported in the December 31, 2001 10-K has been revised to $0.71 per original $20 Unit after the October 25, 2002 distributions. There can be no assurance that the Partnership would receive the values for the aircraft used in this estimated valuation if sold today or in the future. Also, the estimated valuation does not necessarily represent the benefit an investor will realize if an investor continues to hold Units through the life of the program.

         On October 25, 2002, the Partnership and its affiliated Partnership, Pegasus Aircraft Partner II, L.P., sold the MD-81 for $500,000 ($250,000 for the Partnership for its 50% interest).

         On October 28, 2002, the Partnership entered into a Letter of Intent to sell the three Pratt & Whitney JT8D-7B engines of the ex-Discovery Boeing 727-200 passenger plane for $100,000. Closing of the transactions is dependent on a records inspection and final documentation.

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

         The Partnership invests working capital and cash flow from operations prior to its distributions to the partners in short-term, highly liquid investments or a fund that invests in such instruments. At September 30, 2002, the Partnership's unrestricted cash and cash equivalents of $4,228,000 were primarily invested in such a fund. This amount was $1,712,000 more than the Partnership's unrestricted cash and cash equivalents at December 31, 2001 of $2,516,000. This increase in unrestricted cash was attributable to cash from operating activities of $471,000 and proceeds of aircraft sales of $1,241,000. There were no cash financing activities during the nine months ended September 30, 2002.

         For the nine months ended September 30, 2002 ("2002 Period"), net cash provided by operating activities was $471,000, comprised of net income of $1,558,000 for the 2002 Period adjusted by $520,000 of non-cash depreciation, $91,000 gain on sale of aircraft, write downs of $488,000, equity in deficit of the MD-81 Trust of $548,000, and changes in assets and liabilities, as discussed below.

         Payable to affiliates decreased by 100%, from $1,751,000 at December 31, 2001 to zero at September 30, 2002, due to the reversal of accrued management fees for the fiscal years ending December 31, 2000, December 31, 2001 and for the first quarter of 2002, and the payment of remaining 1999 fees in August 2002. Based upon Preferred Return as determined pursuant to the Partnership Agreement and the estimated value of the Partnership's remaining assets, a decision was made to reverse the fees accrued but unpaid to the General Partners for fiscal year 2000 through the first quarter of 2002.

         Deferred rental income and security deposit decreased by 100%, from $386,000 at December 31, 2001, to zero at September 30, 2002. This decrease was due to $150,000 of TNT's security deposit being applied to the proceeds of the sale of the Boeing 727-200 aircraft in the first quarter of 2002, and $236,000 of the Kitty Hawk's deposit being taken into income in the third quarter of 2002.

         Maintenance   reserves  payable  decreased  by  81%  or  $933,000  from
$1,154,000  at December  31,  2001,  to $221,000 at  September  30,  2002.  This
decrease was primarily due to the $367,000 maintenance reserves for the TNT aircraft which were applied to the sale of the aircraft in the first quarter of 2002, and the $681,000 maintenance reserves for the Kitty Hawk aircraft which were taken into income in the third quarter of 2002, partially offset by maintenance reserves collected from Vanguard and TNT.

         Cash flows  from  investing  activities  were  $1,241,000  for the 2002
Period, which is the result of cash proceeds of the sale of the Boeing 727, formerly leased to TNT.

         Net investment in the MD-81 Trust decreased by 74%, or $548,000, from $741,000 at December 31, 2001 to $193,000 at September 30, 2002, due to a
deficit in equity interest of $ 548,000. This deficit is due to the non payment of rent from Vanguard in 2002 and a write down of $1,030,000 for the Trust ($515,000 for the Partnership for its 50% interest) of the aircraft in the third quarter 2002.

         Partnership capital was $4,616,000, an increase of approximately $1,558,000 or 51% from $3,058,000 at December 31, 2001, as a result of net income of $1,558,000.

Results of Operations

         The Partnership's net income was $1,558,000 for the nine months ended September 30, 2002 (the "2002 Period") as compared to net income of $7,336,000 for the nine months ended September 30, 2001 (the "2001 Period"), respectively. This decrease was principally due to the deficit in equity in the MD-81 Trust, the decrease in rental income in the 2002 Period, more gain on sales of aircraft in the 2001 Period, partially offset by the reversal of accrued management fees for the years 2000, 2001, and the first quarter of 2002, a decrease in depreciation expense, a decrease in direct lease expense, less write downs and no interest expense in the 2002 period.

         The Partnership's net loss was $133,000 for the three months ended September 30, 2002 (the "2002 Quarter") as compared to net income of $41,000 for the three months ended September 30, 2001 (the "2001 Quarter"), respectively. This decrease was due to the deficit in equity in the MD-81 Trust, the decrease in rental income and the write down expense in the 2002 Quarter, partially offset by the Kitty Hawk's security deposit and maintenance reserves taken into income in the 2002 Quarter, the decrease of depreciation expense and no direct lease expense in the 2002 Quarter.

         Rentals from operating leases decreased by 69%, or $1,929,000, from $2,793,000 for the 2001 Period to $864,000 for the 2002 Period, and by 73%, or $528,000, from $724,000 for the 2001 Quarter to $196,000 for the 2002 Quarter.
This decrease is due primarily to the lack of rental revenue in the 2002 Period from the McDonnell Douglas MD-82 aircraft sold to American Airlines in April 2001, the reduction in rent payment from Kitty Hawk, and the decrease in rental income due to the sale of the Boeing 727 to TNT in March 2002.

         Income from reversal of accrued management fees were $1,495,000 for the 2002 Period. This was the reversal, in the second quarter of 2002, of accrued management fees for the years ending December 31, 2000 and 2001, and the first quarter of 2002. There was no such income in the 2002 Quarter and in the 2001 Period and Quarter.

         Gain on sale of aircraft decreased by 99%, or $7,226,000, from $7,317,000 for the 2001 Period to $91,000 for the 2002 Period (the sale of the McDonnell Douglas MD-82 aircraft to American Airlines in the 2001 Period versus the sale of the Boeing 727 to TNT in the 2002 Period). There was no aircraft sale in the 2002 Quarter and in the 2001 Quarter.

         Equity in earnings of the MD-81 Trust decreased by 214%, or $1,027,000, from earnings of $479,000 for the 2001 Period to a deficit of $548,000 for the 2002 Period, and by 455%, or $674,000, from earnings of $148,000 for the 2001 Quarter to a deficit of $526,000 for the 2002 Quarter, due to no receipts of rent from Vanguard in the 2002 Period and the 2002 Quarter, and a write down of the aircraft in the 2002 Quarter.

         Other Income increased by 8%, or $69,000, from $848,000 for the 2001 Period to $917,000 to the 2002 Period, and by 100%, or $917,000, from zero in the 2001 Quarter to $917,000 in the 2002 Quarter. This increase was due to the recognition of income from the maintenance reserves collected from the Boeing 727-200, leased to Kitty Hawk in the 2002 Quarter, which was more than the recognition of income from the maintenance reserves collected from the Boeing 727-200, formerly leased to Sky Trek, in the 2001 Period. There was no such income in the 2001 Quarter.

         Depreciation decreased by 48%, or $474,000, from $994,000 for the 2001 Period to $520,000 for the 2002 Period, and by 50%, or $132,000, from $262,000 for the 2001 Quarter to $130,000 for the 2002 Quarter. This decrease was primarily due to the sale of the McDonnell Douglas MD-82 to American Airlines in April 2001, and the sale of the Boeing 727 to TNT in March 2002.

         Write down expense decreased by 66%, or $959,000, from $1,447,000 for the 2001 Period to $488,000 for the 2002 Period, respectively, due to more write down in the 2001 Period to reduce the carrying value to an approximation of the salvage value of the Boeing 727-200 aircraft, previously leased to Sky Trek, as compared to $388,000 write down in the 2002 Period to reduce the carrying value of the Boeing 727-200 aircraft, leased to Kitty Hawk to the remaining balance of the sale price of the aircraft and $100,000 write down to reduce the carrying value of the Boeing 727-200 to its sale value.

         Write down expense increased by 100%, from zero for the 2001 Quarter to $488,000 for the 2002 Quarter, respectively, due to $388,000 write down in the 2002 Quarter of the Boeing 727-200 aircraft, leased to Kitty Hawk, to the remaining balance of the sale price of the aircraft and $100,000 write down of the Boeing 727-200 to its sale value.

         Management fees decreased by 100%, from $727,000 for the 2001 Period to zero for the 2002 Period, and from $53,000 for the 2001 Quarter to zero for the 2002 Quarter. Based upon Preferred Return as determined pursuant to the Partnership Agreement and the estimated value of the Partnership's remaining assets, a determination was made to reverse the fees accrued but unpaid to the General Partners for fiscal years 2000 through the first quarter of 2002.

         There was no interest expense in the 2002 Period and the 2002 Quarter, as compared to $332,000 in the 2001 Period and zero in the 2001 Quarter, due to the retirement of the Partnership's bank note on April 9, 2001.

         Direct Lease expense decreased by 92%, or $447,000, from $486,000 for the 2001 Period to $39,000 for the 2002 Period, and by 100%, from $454,000 for the 2001 Quarter to zero for the 2002 Quarter. This decrease was due to the inspection and maintenance of the MD-81 aircraft prior to its lease to Vanguard Airlines in August 2001.

ITEM 4.  Controls and Procedures
         -----------------------


         In the 90-day period before filing of this report, the President and Chairman of the Board of Pegasus Aircraft Management Corporation and the President of Air Transport Leasing, Inc. (collectively, the "Certifying Officers") have evaluated the effectiveness of the Partnership's disclosure controls and procedures. These disclosure controls and procedures are those controls and procedures which are designed to insure that all the information required to be disclosed by the Partnership in all its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified by the Commission and that the information is communicated to the President and Chairman of the Board of Pegasus Aircraft Management Corporation and the President of Air Transport Leasing, Inc. on a timely basis.

         The Certifying Officers, concluded, based on the evaluation, that the Partnership's disclosure controls and procedures are suitable and effective for the Partnership, taking into consideration the size and nature of the Partnership's business and operations. No significant deficiencies or material weaknesses in the controls or procedures were detected, so no corrective actions needed to be taken. Subsequent to the date when the disclosure controls and procedures were evaluated, there have not been any significant changes in the Partnership's disclosure controls or procedures or in other factors that could significantly affect such controls or procedures.

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


ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

         99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b) The Partnership filed a report on Form 8-K on October 15, 2002 reporting under Item 5 "Other Events".

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Pegasus Aircraft Partners, L.P.
                                         (Registrant)

                                         By:  Air Transport Leasing, Inc.
                                              Administrative General Partner

Date:  November 14, 2002                 By:  /s/ CLIFFORD B. WATTLEY
       ---------------------                  -----------------------
                                              Clifford B. Wattley
                                              President and Director

                           CERTIFICATIONS PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


CERTIFICATION

I, Richard S. Wiley, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pegasus Aircraft Partners, L.P.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By: /s/ RICHARD S. WILEY
    --------------------
    Richard S. Wiley
    President and Chairman of the Board
    of Pegasus Aircraft Management Corporation,
    General Partner of Pegasus Aircraft Partners, L.P.

                           CERTIFICATIONS PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



CERTIFICATION
-------------

I, Clifford B. Wattley, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pegasus Aircraft Partners, L.P.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By: /s/ CLIFFORD B. WATTLEY
    -----------------------
    Clifford B. Wattley
    President and Director of Air Transport Leasing, Inc.
    Administrative General Partner of Pegasus Aircraft Partners, L.P.