Form 10-K
period 2002-12-31
PEGASUS AIRCRAFT PARTNERS L P
filed 2003-03-31
CIK 835900

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K
                                    ---------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                     December 31, 2002
                          ------------------------------------------------------

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

                       This document consists of 49 pages.

                         Pegasus Aircraft Partners, L.P.
                       Annual Report on Form 10-K for the
                       Fiscal Year Ended December 31, 2002

                                Table of Contents

                                                                            Page
                                                                            ----

Part I
------

Item 1     Business............................................................3
Item 2     Properties..........................................................6
Item 3     Legal Proceedings...................................................6
Item 4     Submission of Matters to a Vote of Unit Holders.....................6

Part II
-------

Item 5     Market for Registrant's Common Partnership Capital and
           Related Unitholder Matters..........................................7
Item 6     Selected Financial Data.............................................8
Item 7     Management's Discussion and Analysis of Financial Condition
           and Results of Operations...........................................8
Item 8     Financial Statements and Supplementary Data........................14
Item 9     Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...............................................29

Part III
--------

Item 10    Directors and Executive Officers of the Registrant.................29
Item 11    Executive Compensation.............................................30
Item 12    Security Ownership of Certain Beneficial Owners and Management.....31
Item 13    Certain Relationships and Related Transactions.....................31
Item 14    Controls and procedures............................................33

Part IV
-------

Item 15    Exhibits, Financial Statement Schedules and Reports on Form 8-K....34

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

         Although it is anticipated that the Partnership will be liquidated sooner, the Partnership is required to dissolve and distribute all of its assets no later than December 31, 2012. The Partnership sold its Boeing 747 in 2000, its MD-82 in 2001, its two Boeing 727-200 freighters and its 50% ownership for the Partnership (McDonnell Douglas MD-81) in 2002, and is in discussions to sell the remaining Boeing 727-200 in an "as-is, where is" condition.

Outlook for the Airline and Aircraft Leasing Industries

         The US airline industry had an unprofitable year in 2002 that continued the industry's recent trend of unprofitability. Results were adversely affected by continuing high fuel prices through most of 2002, higher labor costs and fewer passengers. A large number of carriers have filed for bankruptcy protection, including United Airlines and US Airways.

         The industry's results historically have been highly correlated to general economic activity. Due to concerns regarding an economic slowdown, the US Federal Reserve Board has reduced its key lending rate on a number of occasions in an attempt to stimulate economic activity. It is unclear as to the ultimate impact on the level of economic activity of these rate decreases, however, a significant economic slowdown has had an adverse affect on air travel and airline performance. The economic downturn has been further exacerbated by the events of September 11, 2001, which also adversely affected air travel and the air freight industry. Passenger and freighter aircraft leasing and equipment sales continues to be a highly competitive business.

Aircraft Portfolio

         The Partnership's net asset value at December 31, 2002 was equal to $0.68 per Unit. This was determined in part by using the book value for the remaining aircraft. It should be noted that this is only an estimate of value at that date and is not necessarily representative of the value that will ultimately be realized when the aircraft is disposed of, nor does this represent the value that may be realized upon the disposition of a Unit.

         The following table describes the Partnership's aircraft portfolio at December 31, 2002:

                                                          December
                                                Acquisi-    2002              Original      Noise   Cumulative Cumulative
Current                Aircraft     Ownership     tion   Realizable           Delivery    Abatement   Flight     Flight
Lessee                   Type       Interest    Costs(1)    Value               Date     Compliance  Hours(2)   Cycles(2)
------                   ----       --------    --------    -----               ----     ----------  --------   ---------
                                           (dollar amounts in millions)


Off-Lease           Boeing 727-200
                    Non-Advanced       100         11.7      0.1                1969    Stage III(3)  66,013      51,359



Notes:

(1) Acquisition costs do not include acquisition related fees paid to the General Partners. The Partnership previously owned a Boeing 747, two Boeing 727-200, a McDonnell-Douglas MD-82 and 50% interest in a McDonnell Douglas MD-81, all of which have been sold.

         The remaining aircraft is shown at the current book value, which also approximates the General Partners' estimate of realizable value.

(2) The number of cumulative flight cycles and cumulative flight hours shown are as of December 31, 2002.

(3)      Federal Express hushkit installed.


Significant Lessees

         The Partnership leased its aircraft to 3 different airlines during 2002. Revenues from each of the airlines below accounted for greater than 10% of the total rental revenues of the Partnership during 2002:

                                                   Percent of Total
                      Airline                       Rental Revenues
                      -------                       ---------------

         TNT Transport International B.V.                  35%
         Kitty Hawk Aircargo Inc.                          65%

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

         Stage III hushkitting and re-engineering for the Boeing 727-200 aircraft have been approved by the FAA and the Partnership's remaining Boeing 727-200 aircraft has had a Federal Express hushkits installed.

         The European Commission has promulgated rules relating to aircraft noise that would ban aircraft that are modified ("hushkitted") to achieve Stage III noise compliance from European airspace after the year 2002. Such aircraft cannot be added to European fleets after April of 1999. It is unclear in what manner and if such rules will achieve full implementation.


Competition

         The aircraft leasing industry is highly competitive. The Partnership competes with aircraft manufacturers, distributors, airlines and other operators, equipment managers, leasing companies, financial institutions and other parties engaged in leasing, managing or remarketing aircraft, many of which have significantly greater financial resources and greater experience than the Partnership. Many used aircraft of a type similar to the Partnership's aircraft are off-lease and are parked, available for sale, leases or part-out. Also, the number of carriers using this type of equipment have declined significantly. Many of the other aircraft are newer or in a better maintenance status than the Partnership's aircraft.

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

ITEM 3.  LEGAL PROCEEDINGS

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS

         No matters were submitted to a vote of the Limited Partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2002.

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

         As of March 1, 2003, the number of Limited Partners of record was approximately 4,318.

         The Partnership declared the following distributions to its Limited Partners during 2002 and 2001:

                       Amount of
                     Distribution
        Period         Per Unit       Record Date               Payment Date
        ------         --------       -----------               ------------
1st Quarter 2002          $.00                                  None Paid
2nd Quarter 2002           .00                                  None Paid
3rd Quarter 2002           .00                                  None Paid
4th Quarter 2002           .50        September 30, 2002        October 25, 2002

1st Quarter 2001          $.00                                  None Paid
2nd Quarter 2001           .30        June 30, 2001             July 10, 2001
3rd Quarter 2001           .00                                  None Paid
4th Quarter 2001           .00                                  None Paid


         Total distributions to all partners for 2002 and 2001 were declared as follows (in thousands):

                                              2002              2001
                                              ----              ----

         Limited Partners                    $2,000            $1,200
         General Partners                        20                12
                                             ------            ------
                                             $2,020            $1,212
                                             ======            ======

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital. Based on the net income reported by the Partnership for accounting purposes, approximately, 11%, 100%, and 96% of the cash distributions declared for the years ended December 31, 2002, 2001, and 2000, respectively, constituted a return of capital. Also, based on the amount of net income reported by the Partnership for accounting purposes, approximately 74% of the cash distributions paid to the partners from inception of the Partnership through December 31, 2002 constituted a return of capital. Investors who participated in the Partnership closings, irrespective of the Partnership closing in which they participated, have received distributions in excess of their original investment of $20.00 per Unit. The total actual economic return on capital over the Partnership's life can only be determined at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized.

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

                                                          As of December 31,
                                                      or Year Ended December 31,
                                         2002       2001         2000         1999        1998
                                         ----       ----         ----         ----        ----
                                               (in thousands, except per unit amounts)

Rentals from operating leases (2)    $ 1,059      $ 3,340       $ 5,645      $ 7,010    $ 7,146
Net Income (Loss)                      1,795(5)      (445)(4)       155(3)       805      1,050
Net Income (Loss) per Limited
  Partnership Unit                      0.44       (0.11)        (0.16)         0.20       0.26
Distributions per Limited
  Partnership Unit(1)                   0.50         0.30          1.00         1.60       1.60
Total Assets                           2,960        6,473        19,065       26,972     27,792
Notes Payable                             --           --        11,050       14,000     10,000
Partners' Capital                      2,833        3,058         4,715        8,600     14,260


(1) Distribution amounts are reflected on the accrual basis. The amount of each distribution will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position.

(2) Prior years restated to include ownership in MD81 Trust on the equity method which resulted in a revenue reduction of $1,214 per year in years 1999 and 1998. There was no effect on Net Income.

(3)      Includes gain on sale of Boeing 747.

(4)      Includes gain on sale of McDonnell Douglas MD-82.

(5) Includes gains/loss on sale of two Boeing 727-200 and gain on liquidation of MD-81 Trust.

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

Liquidity and Capital Resources

         The Partnership owns and manages one passenger aircraft and makes distributions to the partners of net cash flows generated by operations in the current and/or prior periods. As has historically been the case, the amount of future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position.

         The Partnership invests working capital and cash flow from operations prior to its distributions to the partners in short-term, highly liquid investments or a fund that invests in such instruments. At December 31, 2002, the Partnership's unrestricted cash and cash equivalents of $2,599,000 were primarily invested in such a fund. This amount was $83,000 more than the Partnership's unrestricted cash and cash equivalents at December 31, 2001 of $2,516,000. This increase in unrestricted cash was primarily attributable to cash from operating activities of $612,000, investing activities of $1,491,000, offset by cash used in financing activities of $2,020,000.

         Net cash provided by operating activities was $0.6 million in 2002, $3.2 million in 2001, and $4.7 million in 2000. In the aggregate, for this three year period, net cash provided by operating activities totaled $8.5 million.

         Net cash provided by operating activities is comprised of net income or net loss adjusted for non cash items such as depreciation, write downs and gain/losses on sales and changes in assets and liabilities discussed below.

         Rent and other receivable increased by 100%, from zero at December 31, 2001 to $261,000 at December 31, 2002, due to the note receivable from the sale of the Boeing 727 to Kitty Hawk in December 2002. This amount is reported as a non-cash transaction in 2002.

         Payable to affiliates decreased by 100%, , from $1,751,000 at December 31, 2001 to zero at December 31, 2002, due to the reversal of accrued management fees for the fiscal years ending December 31, 2000, December 31, 2001 and for the first quarter of 2002, and the payment of remaining 1999 fees in August 2002. Based upon Preferred Return as determined pursuant to the Partnership
Agreement and the estimated value of the Partnership's remaining assets, a decision was made to reverse the fees accrued but unpaid to the General Partners for fiscal year 2000 through the first quarter of 2002.

         Deferred rental income and security deposit decreased by 100%, from $386,000 at December 31, 2001 to zero at December 31, 2002. This decrease was due to $150,000 of TNT's security deposit being applied to the proceeds of the sale of the Boeing 727-200 aircraft in the first quarter of 2002, and $236,000 of the Kitty Hawk's deposit being taken into income in the third quarter of 2002.

         Maintenance reserves payable decreased by 100% or $1,154,000 from $1,154,000 at December 31, 2001, to zero at December 31, 2002. This decrease was primarily due to the $681,000 maintenance reserves for the Kitty Hawk aircraft which were taken into income in the third quarter of 2002, the $343,000 maintenance reserves collected in the prior years for the Boeing 727-200 aircraft, formerly leased to TNT, and the $130,000 maintenance reserves collected in prior years for the MD-81 aircraft, formerly leased to Vanguard, which were applied to the sale of the aircraft in the first quarter 2002, partially offset by $116,000 maintenance reserves cash collected from Vanguard and TNT.

         Cash flows from investing activities were $1,491,000 for the year 2002, which is primarily the result of $1,241,000 cash proceeds of the sale of the Boeing 727, formerly leased to TNT, and $250,000 cash distribution from the MD-81 Trust arising from the sale of the MD-81, formerly leased to Vanguard Airlines.

         Net investment in the MD-81 Trust decreased by 100%, or $741,000, from $741,000 at December 31, 2001 to zero at December 31, 2002, due to the sale of the McDonnell Douglas MD-81 in October 2002.

         The McDonnell Douglas MD-81 aircraft which was under lease to Vanguard Airlines in 2002 was owned by a trust ("MD-81 Trust") in which the Partnership had a 50% interest. An affiliated Partnership owned the other 50% interest. As the lease with USAir ended in June 2001, USAir returned the aircraft in July 2001 and paid rent through the return date. In August 2001, the MD-81 Trust entered into a three-year lease of the aircraft with Vanguard Airlines, a Kansas City, Missouri airline. The lease agreement was on a "power by the hour" basis, at the rate of $600 per flight hour, to a maximum of $130,000 per month. Vanguard was also responsible for funding the maintenance reserves for the aircraft. Due to the events of September 11, 2001 and the abrupt slowdown in passenger traffic, Vanguard only paid $442,000, of which 50% was distributed to the Partnership and 50% to the other affiliated Partnership, from the beginning of the lease in August 2001 through September 2002. These payments were applied to maintenance reserves within the MD-81 Trust. After being denied a loan guarantee for a second time by the Airline Transportation Stabilization Board, Vanguard Airlines suspended all flights operations on July 30, 2002, dismissed all but 80 employees and filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Vanguard rejected the lease and returned the MD-81 aircraft to the Partnership on September 30, 2002 and the aircraft was sold on October 25, 2002.

         The Partnership had adopted the guidance in EITF Issue No. 00-1 Investor Balance Sheet and Income Statement Display under the Equity Method of Investments in Certain Partnerships and Other Ventures (EITF 00-1) in its Annual Report on Form 10-K starting the fiscal year ended December 31, 2000 and accounts for its investment in the MD-81 Trust which owns the MD-81 aircraft leased to USAirways under the equity method. In prior years, the Partnership reported its ownership in the MD-81 Trust on a proportionately consolidated basis. The financial results in prior years contained herein have been restated utilizing the equity method. The aircraft had been subject to a tax benefit transfer lease, which expired in April 2000.

         Net cash used in financing activities was $2 million for the year 2002. This amount represents cash distributions of $2 million paid to the partners in October 2002. The cash distributions paid to partners in the year ended December 2001 and 2000 were $1.2 million and $5.7 million, respectively.

         Cash distributions declared by the Partnership were $2.0 million in 2002 ($0.50 per unit), $1.2 million in 2001 ($0.30 per unit), and $4 million ($1.00 per unit) in 2000. In the aggregate, for this three year period, cash distributions declared by the Partnership totaled $7.2 million. With the off-lease status of the Boeing 727-200 previously leased to Sky Trek, the sale of the Boeing 747 to TWA, the sale of the MD-82 to American Airlines, the sale of the Boeing 727-200 to TNT, the sale of the MD-81 and the sale of the Boeing 727 previously leased to Kitty Hawk, the Partnership is generating no cash on an operating basis.

         Partnership  capital  was  $2,833,000,   a  decrease  of  approximately
$225,000 or 7% from $3,058,000 at December 31, 2001, as a result of net income of $1,795,000 and $2,020,000 of distributions to partners.

         All the Partnership leases were paid in US dollars. Jet fuel prices are a large component of the cost of airline and air freight operations and therefore higher fuel prices as experienced in most of 2002 had an adverse impact on operator finances. Additionally, the Partnership aircraft were, typically, older, less fuel efficient aircraft than the more current designs.

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

Lease Revenue Recognition:

         Revenue under operating leases is recognized as rental income on a straight line basis over the lease term.

Depreciation:

         Aircraft are recorded at cost and depreciated on a straight-line basis over the estimated life to its estimated residual value. Certain major additions and modifications to aircraft may be capitalized. The estimates are reviewed periodically to ensure continued appropriateness.

Aircraft Valuation:

         Aircraft are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". An impairment loss is recognized when the fair value of the expected undiscounted future cash flows of the aircraft is less than its net book value. The fair value of the aircraft has historically been based on independent appraisals of the aircraft and estimates of undiscounted future cash flows. The appraisals assumed, among other things, that the aircraft are utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of aircraft simultaneously or to dispose of aircraft quickly. The remaining aircraft is carried at its book value which has been written down to what is estimated to be realizable in an "as is, where is" sale.

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


Results of Operations

         The Partnership's net income was $1,795,000 for the year 2002 (the "2002 Period") as compared to net loss of $445,000 for the year 2001 (the "2001 Period"). The reason for the Partnership's net income for the 2002 Period compared to net loss of 2001 was principally due to decreases in write downs and depreciation expense and the reversal of accrued management fees in the 2002 Period, partially offset by the decrease in rental income and decreased gain on sale of aircraft in the 2002 Period.

         Rentals from operating leases decreased by 68%, or $2,281,000, from $3,340,000 at December 31, 2001 to $1,059,000 at December 31, 2002, due
primarily to the lack of rental revenue from the McDonnell Douglas MD-82 aircraft sold to American Airlines in April 2001, the reduction in rent payment from Kitty Hawk, and the decrease in rental income due to the sale of the Boeing 727 to TNT in March 2002.

         Gain on sale of engine and equipment decreased by 99%, or $7,261,000, from $7,317,000 for the 2001 Period to $56,000 for the 2002 Period (the sale of the McDonnell Douglas MD-82 aircraft to American Airlines in the 2001 Period versus the sale of the Boeing 727 to TNT, and the sale of the Boeing 727 to Kitty Hawk in the 2002 Period.

         Other Income increased by 41%, or $346,000, from $848,000 for the 2001 Period to $1,194,000 in the 2002 Period, principally due to the recognition of income from the $681,000 maintenance reserves and the $235,000 security deposit collected from the Boeing 727-200, leased to Kitty Hawk in the 2002 Period and the $278,000 gain on liquidation of the MD-81 Trust, which was more than the recognition of income from the maintenance reserves collected from the Boeing 727-200, formerly leased to Sky Trek, in the 2001 Period.

         Equity in deficit of the MD-81 Trust increased by 338%, or $423,000, from a deficit of $125,000 for the 2001 Period to a deficit of $548,000 for the 2002 Period, due to no receipts of rent from Vanguard in the 2002 period and a write down, partially offset by the ultimate sale of the aircraft in the 2002 Period.

         Depreciation decreased by 48%, or $607,000, from $1,255,000 for the 2001 Period, to $648,000 for the 2002 Period. This decrease was primarily due to the sale of the McDonnell Douglas MD-82 aircraft to American Airlines in April 2001, and the sale of the Boeing 727 to TNT in March 2002.

         Write down expense decreased by 95%, or $8,814,000, from $9,302,000 for the 2001 period to $488,000 for the 2002 Period, due to more write down in the 2001 Period for the Boeing 727-200 aircraft, previously leased to Sky Trek, the TNT aircraft, and the Kitty Hawk aircraft, as compared to $388,000 write down in the 2002 Period to reduce the carrying value of the Boeing 727-200 aircraft, leased to Kitty Hawk and $100,000 write down to reduce the carrying value of the Boeing 727-200.

         Management fees decreased by 100%, from $769,000 for the 2001 Period to zero for the 2002 Period. Based upon Preferred Return as determined pursuant to the Partnership Agreement and the estimated value of the Partnership's remaining assets, a determination was made to reverse the fees accrued but unpaid to the General Partners for fiscal years 2000 through the first quarter of 2002. Besides the fee reversal, no new management fees were accrued in 2002.

         Interest expense decreased by 100%, from $332,000 for the 2001 Period to zero for the 2002 Period, due to the payoff of the Partnership's bank note on April 9, 2001.

         Direct Lease expense increase by 980%, or $49,000, from $5,000 for the 2001 Period, to $54,000 for the 2002 Period. This increase was primarily due to an increase in insurance expense in the 2002 Period and an adjustment in the 2002 Period to the expense related to the sale of the McDonnell Douglas MD82 sold to American Airlines in April 2001.

2001 as compared to 2000

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

         Direct Lease expense decreased by 96%, or $116,000, in the 2001 Period, as compared to the 2000 Period. This decrease was primarily due to an adjustment in the 2001 Period to the expense related to the sale of the McDonnell Douglas MD-82 to American Airlines in 2001.

         Engine rental expense was $84,000 during the 2000 Period, due to the Partnership temporarily renting two JT8D-9A engines, from an affiliate of the Managing General Partner, for the aircraft leased to Kitty Hawk. There was no such expense during the 2001 Period.


Inflation and Changing Prices

         Market and worldwide economic conditions and changes in federal and foreign aircraft regulations have in the past, and may in the future, impact the airline industry and thus lease rates and aircraft values. Additionally, inflation and changing prices, may affect future leasing rates and the eventual selling prices of the aircraft. Higher jet fuel prices for most of 2002 and increasing labor costs affected the airline industry profitability and that of the Partnership's lessees.

         Due to concerns regarding the economic slowdown, the US Federal Reserve Board reduced its key lending rate on a number of occasions in an attempt to stimulate economic activity. It is unclear as to the ultimate impact on the level of economic activity of these rate changes, however, the economic slowdown has had an adverse affect on air travel and airline performance.

Risks and Uncertainties

         The events of September 11, 2001 have had a negative impact on the US economy and the passenger airlines, including increases in airline costs such as insurance and security, and a significant decline in passenger demand for air travel. Also, because of reduced passenger traffic, major airlines such as United Airlines and American Airlines accelerated the retirement of their Boeing 727-200 aircraft, which has very negatively impacted the value of the Partnership's remaining aircraft.


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

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.144 ("SFAS 144") Accounting for the Impairment or Disposal of Long Lived Assets". SFAS 144, which is effective for fiscal years beginning after December 15, 2001 with earlier application encouraged, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of ", and the accounting and reporting provisions of APB 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and
Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). The implementation of this Statement was not expected to have a material effect on the Company's financial position, results of operations or cash flows.

         On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the "Act") was enacted. Section 302 of the Act required the Securities Exchange Commission to adopt final rules that became effective on August 29, 2002, under which the principal executive officer and the principal financial officer, or persons providing similar functions, of an issuer each must certify the information contained in the issuer's quarterly and annual reports. Section 302 also requires these officers to certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the issuer's internal controls, they have made certain disclosures to the issuer's auditors and the audit committee of the board of directors about the issuer's internal controls; and they have included information in the issuer's quarterly and annual reports about their evaluation and whether there have been significant changes in the issuer's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

         In 2002, the Partnership reclassified $526,000 of expense, incurred in 2001, that was related to the MD-81 aircraft to the MD-81 Trust's equity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


List of Financial Statements                                               Page
                                                                           ----

Report of Independent Accountants .....................................      15

Balance Sheets -- December 31, 2002 and 2001...........................      16

Statements of Income (Loss) for the years ended
     December 31, 2002, 2001, and 2000.................................      17

Statements of Partners' Capital for the years ended
     December 31, 2002, 2001, and 2000 ................................      18

Statements of Cash Flows for the years ended
     December 31, 2002, 2001, and 2000.................................      19

Notes to Financial Statements..........................................      21

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Pegasus Aircraft Partners, L.P.

         In our  opinion,  the  accompanying  balance  sheets  and  the  related statements of income (loss), of partners' capital and of cash flows present fairly, in all material respects, the financial position of Pegasus Aircraft Partners, L.P. (the "Partnership") as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                                                      PricewaterhouseCoopers LLP
San Francisco, California
February 13, 2003

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                                 BALANCE SHEETS

                           DECEMBER 31, 2002 AND 2001


                                     ASSETS

                                                        2002      2001
                                                        ----      ----
                                                (in thousands, except unit data)

  Cash and cash equivalents                            $2,599    $2,516
  Rent and other receivable                               261      --
  Aircraft, net                                           100     3,941
  Other assets                                           --          16
                                                       ------    ------
         Total Assets                                  $2,960    $6,473
                                                       ======    ======

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Accounts payable and accrued expenses                   127       124
  Payable to affiliates                                  --       1,751
  Maintenance reserves payable                           --       1,154
  Deferred rental income and deposits                    --         386
                                                       ------    ------
         Total Liabilities                             $  127    $3,415
                                                       ======    ======

COMMITMENTS (Note 6)

PARTNERS' CAPITAL:
  General Partners                                         32        34
  Limited Partners (4,000,005 units issued and
    outstanding in 2002 and 2001)                       2,801     3,024
                                                       ------    ------
         Total Partners' Capital                        2,833     3,058
                                                       ------    ------

           Total Liabilities and Partners' Capital     $2,960    $6,473
                                                       ======    ======



   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                           STATEMENTS OF INCOME (LOSS)

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                           2002           2001           2000
                                           ----           ----           ----
                                            (in thousands, except unit data
                                                  and per unit amounts)

REVENUES:
    Rentals from operating leases       $     1,059   $     3,340   $     5,645
    Interest and other                           52            81            74
    Gain on sale of engine and
      equipment                                  56         7,317         1,611
    Return condition settlement                --            --             181
    Management and re-lease fees
      reversal                                 1495          --            --
    Other                                     1,194           848          --
    Equity in (deficit)/earnings of
      MD-81 Trust                              (548)         (125)          443
                                        -----------   -----------   -----------
                                              3,308        11,461         7,954
                                        -----------   -----------   -----------

EXPENSES:
    Depreciation                                648         1,255         3,239
    Interest                                   --             332         1,291
    Management and re-lease fees               --             769           726
    Write-downs                                 488         9,302         2,107
    General and administrative                  323           243           231
    Direct lease                                 54             5           121
    Engine rental and other                    --            --              84
                                        -----------   -----------   -----------
                                              1,513        11,906         7,799
                                        -----------   -----------   -----------

NET INCOME (LOSS)                             1,795          (445)          155
                                        ===========   ===========   ===========

NET INCOME (LOSS) ALLOCATED:
    To the General Partners                      18            (4)          800
    To the Limited Partners                   1,777          (441)         (645)
                                        -----------   -----------   -----------
                                              1,795          (445)          155
                                        ===========   ===========   ===========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                      $      0.44   $     (0.11)  $     (0.16)
                                        ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS ISSUED AND
  OUTSTANDING                             4,000,005     4,000,005     4,000,005
                                        ===========   ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                         STATEMENTS OF PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                 General     Limited
                                                Partners    Partners     Total
                                                --------    --------     -----
                                                  (dollar amounts in thousands)

Balance, December 31, 1999                      $  (710)    $ 9,310     $ 8,600

    Net income (loss)                               800        (645)        155

    Distributions declared to partners              (40)     (4,000)     (4,040)
                                                -------     -------     -------

Balance, December 31, 2000                           50       4,665       4,715

    Net income (loss)                                (4)       (441)       (445)

    Distributions declared to partners              (12)     (1,200)     (1,212)
                                                -------     -------     -------

Balance, December 31, 2001                           34       3,024       3,058

    Net income                                       18       1,777       1,795

    Distributions declared to partners              (20)     (2,000)     (2,020)
                                                -------     -------     -------

Balance, December 31, 2002                      $    32     $ 2,801     $ 2,833
                                                =======     =======     =======


   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                   2002        2001      2000
                                                   ----        ----      ----
                                                  (dollar amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                            $  1,795   $   (445)  $    155
    Adjustments to reconcile net income to net
      cash provided by operating activities:
       Depreciation                                   648      1,255      3,239
       Write-downs                                    488      9,302      2,107
       Gain on sale of engine and equipment           (56)    (7,317)    (1,611)
       Equity in deficit/(earnings)
         of MD-81 Trust                               548        125       (443)
       Gain on MD-81 liquidation                     (278)      --         --
       Change in assets and liabilities:
        Rent and other receivables                   --          149        327
        Other assets                                   16         (9)        43
        Accounts payable and accrued expenses           3         19         (6)
        Payable to affiliates                      (1,751)       747        513
        Maintenance reserves payable                 (565)      (546)       731
        Deferred rental income and deposits          (236)      --         (439)
        Accrued interest payable                     --         (105)       105
                                                 --------   --------   --------
         Net cash provided by operating
           activities                                 612      3,175      4,721
                                                 --------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash distributions from investment in MD-81
      Trust                                           250        162      1,214
    Proceeds from sale of  engine and equipment     1,241      9,500      4,000
    Capitalized aircraft improvements                --         --       (1,261)
                                                 --------   --------   --------
         Net cash provided by investing
           activities                               1,491      9,662      3,953
                                                 --------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of notes payable                       --      (11,050)    (2,950)
    Cash distributions paid to partners            (2,020)    (1,212)    (5,656)
                                                 --------   --------   --------
         Net cash used in financing activities     (2,020)   (12,262)    (8,606)
                                                 --------   --------   --------

NET INCREASE IN CASH AND CASH EQUIVALENTS              83        575         68

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR      2,516      1,941      1,873
                                                 --------   --------   --------

CASH AND CASH EQUIVALENTS AT END OF YEAR         $  2,599   $  2,516   $  1,941
                                                 ========   ========   ========



   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                   2002        2001      2000
                                                   ----        ----      ----
                                                  (dollar amounts in thousands)

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest Paid                                $   --     $    437   $  1,183

NONCASH TRANSACTIONS:

    Maintenance reserves recognized upon
      sale of aircraft                           $    367   $   --     $   --
    Maintenance reserves applied to sale of
      MD-81 Trust aircraft                       $    221   $   --     $   --
    Security deposit recognized upon sale
      of aircraft                                $    150   $   --     $    360
    Note receivable arising from sale of
      aircraft                                   $    261   $   --     $   --


   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002

1.       Significant Accounting Policies

         Basis of Presentation. Pegasus Aircraft Partners, L.P. (the "Partnership"), a Delaware limited partnership, maintains its accounting records and prepares financial statements on the accrual basis of accounting. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant assumptions and estimates relate to useful life and recoverability of the aircraft values. Actual results could differ from such estimates. Certain reclassifications of prior year numbers have been made to be consistent with current year presentation.

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

         In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), the recognition of an impairment for a long-lived asset is required when the estimate of undiscounted future cash flows expected to be generated by the asset is less than its carrying amount. Measurrement of an impairment loss is to be recognized based on the fair value of the asset. The Partnership generally bases its estimate of fair market value of the aircraft upon valuation by an independent third party, or based on discussions of sale of the assets. SFAS 144 also requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less estimated disposal costs.

         MD-81 Trust. The McDonnell Douglas MD-81 aircraft, formerly under lease to Vanguard Airlines ("Vanguard"), was owned by a trust in which the Partnership had a 50% interest. An affiliated Partnership owned the other 50% interest. The Partnership had adopted the guidance in EITF Issue No. 00-1 "Investor Balance Sheet and Income Statement Display under the Equity Method of Investment in Certain Partnerships and Other Ventures" (EITF 00-1) in its Annual Report on Form 10-K starting from the fiscal year ended December 31, 2000 and accounted for its investment in the Trust which owned the MD-81 aircraft leased to Vanguard under the equity method. In prior years, the Partnership had reported its ownership in the MD-81 Trust on a proportionately consolidated basis. The financial results in prior years contained herein have been restated utilizing the equity method. The aircraft had been subject to a tax benefit transfer lease, which expired in April 2000. In October 2002, the McDonnell Douglas MD-81 aircraft was sold which effectively terminated the Trust.

         Maintenance Reserve Funds. For the year ended December 31, 2002, the Partnership had three leases where the lessee was required to make monthly payments to maintenance reserve funds administered by the Partnership. The Partnership retained the collected maintenance reserves when the aircraft were sold, or when the lessees defaulted on their lease payments.

         Operating   Leases.   The  aircraft   leases,   which  were  structured
principally as triple net leases, were accounted for as operating leases. Lease revenues are recognized ratably over the terms of the related leases.

         Deferred Rental Income. Some of the Partnership's operating leases required rental payments to be paid monthly in advance. Deferred rental income represented rental payments received in advance which have not been earned.

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

         On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the "Act") was enacted. Section 302 of the Act required the Commission to adopt final rules that became effective on August 29, 2002, under which the principal executive officer and the principal financial officer, or persons providing similar functions, of an issuer each must certify the information contained in the issuer's quarterly and annual reports. Section 302 also requires these officers to certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the issuer's internal controls, they have made certain disclosures to the issuer's auditors and the audit committee of the board of directors about the issuer's internal controls; and they have included information in the issuer's quarterly and annual reports about their evaluation and whether there have been significant changes in the issuer's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

         In 2002, the Partnership reclassified $526,000 of expense, incurred in 2001, that was related to the MD-81 aircraft to the MD-81 Trust's equity.

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

         Title  to  the   aircraft   owned  by  the   Partnership   is  held  by
non-affiliated trustees of trusts of which the Partnership is the beneficiary. The purpose of this method of holding title is to satisfy certain registration requirements of the Federal Aviation Administration.

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

4.       Aircraft

                           Net Investment in Aircraft

         The Partnership's net carrying value of aircraft as of December 31, 2002 and 2001 consisted of the following (in thousands):

                                                          2002            2001
                                                          ----            ----

Aircraft on operating leases, at cost                   $   --         $ 26,951
Less: Accumulated depreciation                              --          (12,259)
      Write-downs                                           --          (11,692)
                                                        --------       --------
                                                        $   --         $  3,000
                                                        --------       --------

Net Investment in MD-81 Trust                           $   --         $    741
                                                        --------       --------

Aircraft held for sale, at cost                           11,915         11,915
Less: Accumulated depreciation                            (6,365)        (6,365)
      Write-downs                                         (5,450)        (5,350)
                                                        --------       --------
                                                        $    100       $    200
                                                        --------       --------
Aircraft, net                                           $    100       $  3,941
                                                        ========       ========


                            Financial Terms of Leases

         Kitty Hawk Aircargo, Inc. ("Kitty Hawk"). The Boeing 727-200 Advanced aircraft was hushkitted, converted to a freighter and delivered to Kitty Hawk in August, 1999. The lease agreement was for 84 months, the lease rate was $117,800 per month, and maintenance reserves were to be paid at the rate of $375 per flight hour. Kitty Hawk provided a security deposit of $236,000.

         During 2001, Kitty Hawk determined that it was more economic to replace one of the Pratt & Whitney JT8D-9A engines on the aircraft than to induct it into a shop for repairs. The Partnership paid, in June 2001, $201,000 from the Kitty Hawk engine reserves to Kitty Hawk and agreed to an engine exchange. Kitty Hawk bore the additional cost for the replacement engine.

         Kitty Hawk filed for bankruptcy protection under Chapter 11 on May 1, 2000, but stayed current with regard to its lease payments through September 2001. For the months of October, November, and December 2001, Kitty Hawk could not make a full payment of the monthly rent, and the Partnership agreed to a payment of only half of the amount due. The Partnership also agreed to a 50% reduction of the maintenance reserves due for the months of September, October, and November 2001. The Partnership also agreed to a payment of 71% of the rents of December 2001 and January and February 2002 and no maintenance reserves for these months. However, Kitty Hawk could not make any payment in March and April 2002. The Partnership agreed in May 2002 to a sale of the aircraft to Kitty Hawk for a $750,000 note, subject to documentation and approval of the Bankruptcy court. The lease was reinstated with a per month lease rate of $65,000, beginning in May 2002. The sale of the aircraft to Kitty Hawk was completed in December 2002 with lease payments made from May 2002 through the completion of the sale being applied to the note. The remainder of the note is scheduled to be paid with payments of $65,000 per month through April 2003.

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

         The lease agreement had been on a "power by the hour" basis for 36 months, starting August 27, 2001, at the rate of $600 per flight hour, to a maximum of $130,000 per month. Vanguard was also responsible for funding the maintenance reserves for the aircraft. From the beginning of the lease in August 2001 through September 30, 2002, Vanguard paid a total of $442,000, of which the Trust paid 50% to the Partnership and 50% to an affiliated Partnership.

         Vanguard, as many other airlines, has been adversely affected by events of September 11, 2001. After being denied a loan guarantee for a second time by the Airline Transportation Stabilization Board, Vanguard Airlines suspended flight operations on July 30, 2002, dismissed all but 80 employees and filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Vanguard rejected the lease and returned the MD-81 aircraft to the Partnership on September 30, 2002. At the time of its filing, Vanguard was in arrears to the Trust in the amount of $1,389,000 ($694,500 to the Partnership, for its 50% interest) in rent and reserves. At December 31, 2002, recovery of this amount is unlikely. The Trust wrote down the value of the aircraft by $1,030,000 ($515,000 for the Partnership for its 50% interest) in the third quarter of 2002. The Trust sold the MD-81 aircraft for $500,000 ($250,000 for the Partnership for its 50% interest) on October 25, 2002 and retained $442,000 ($221,000 for the Partnership for its 50% interest) of maintenance reserves as part of the sale proceeds and recognized a gain on liquidation of the equity in the Trust of $278,000.

         TNT Transport International B.V. Lease. In November 1997, the Partnership entered into an agreement to lease a Boeing 727-200 to a European freight carrier, TNT Transport International B.V. ("TNT") for a term of four years. The monthly rental rate was $123,500 and TNT also provided $150,000 security deposit.

         The TNT lease ended on March 24, 2002 and the Partnership sold the aircraft to TNT in the first quarter of 2002. The Partnership received cash proceeds of $1,241,000 and also retained, as part of the sale, TNT's maintenance reserves of $367,000 and the security deposit of $150,000.

         Boeing 727-200. The Boeing 727-200, formerly leased to Discovery Airlines (Sky Trek), was returned in March 2000. The Partnership has been unsuccessful in marketing the aircraft to a new lessee and in marketing the aircraft for sale in an "as is, where-is" condition. Major airlines such as United Airlines and American Airlines accelerated the retirement of this aircraft type after the decline in passenger traffic caused by the events of September 11, 2001. Therefore, there are a large number of aircraft, many younger in age or better condition, that are parked and there are a limited number of operators. During the second quarter of 2001, the Partnership recognized $848,000 of paid-in maintenance reserves as income and wrote down the aircraft's value by $1,766,000 to $200,000. During the third quarter of 2002, the Partnership wrote down the aircraft's value to $100,000 based on offer for the aircraft in October 2002. The aircraft and engines are being offered for sale on an "as is, where-is" basis.

         General. Of the 5.5 aircraft the Partnership originally owned, only one Boeing 727-200 remains. The Partnership will seek to dispose of it as soon as possible (See "Note 7").


                               Significant Lessees

         The Partnership leased its aircraft to three different airlines or air freight companies during 2002. One of the three lessees paid no rent in the 2002 Period. Revenues from airlines which accounted for greater than 10% of the Partnership's total rental revenues during 2002, 2001, and 2000 are as follows:

                                               Percentage of Rental Revenues
Airlines                                     2002           2001          2000
--------                                     ----           ----          ----

Trans World Airlines, Inc.                     -             15%            37%
US Airways Group, Inc.                         -             17             18
Kitty Hawk Aircargo, Inc.                     65%            31             21
TNT Transport International B.V.              35             37             22
Sky Trek International Airlines, Inc.          -            (a)            (a)

(a)      Represents less than 10%.

         Revenues include rentals from aircraft leased to foreign airlines or carriers of $371,000 in 2002 and of $1,482,000 in each of the year 2001and 2000. Proceeds from the sale of aircraft are not included in rental revenue.

5.       Transactions With Affiliates

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

         Management Fees. The General Partners are entitled to receive a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees paid. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. During the years ended December 31, 2001 and 2000, the General Partners earned base management fees of $60,000 and $103,000, respectively. Management Fees of $8,000 were accrued for the three months ended March 31, 2002 and this accrual was reversed at June 30, 2002.

         Incentive Management Fee. The General Partners also are entitled to receive a quarterly subordinated incentive management fee in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees). Of this amount 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. During the years ended December 31, 2001 and 2000, the General Partners earned incentive management fees of $116,000 and

$425,000, respectively. Incentive Management Fees of $99,000 were accrued for the three months ended March 31, 2002 and this accrual was reversed at June 30, 2002.

         Re-lease Fee. The General Partners are entitled to receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is made. Of this amount, 2.5% is payable to the Managing
General Partner and 1.0% is payable to the Administrative General Partner. During the years ended December 31, 2001 and 2000, the General Partners earned $593,000 and $198,000, respectively. Re-lease fees of $18,000 were accrued for the three months ended March 31, 2002 and this accrual was reversed at June 30, 2002.

         Accountable Expenses. The General Partners are entitled to reimbursement of certain expenses, paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. There were no such reimbursable expense in each of the years ended December 31, 2002, 2001, and 2000. The continued absence of accountable expenses is due to the subcontracting of certain accounting services, and their cost is included in general and administrative expenses.

         Other. For the year ended December 31, 2001, the Partnership purchased parts in connection with certain capital projects for costs totaling $203,000 from a company in which the President and Director of the Managing General Partner had an interest. There was no such purchases for the years ended December 31, 2002 and 2000.

         For the years ended December 31, 2002, 2001, and 2000, the Partnership paid $26,000, $22,000, and $26,358, respectively, to a maintenance facility for the storage of the off-lease aircraft. Until March 2002, the maintenance facility was affiliated with the Managing General Partner.

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

         For the year ended December 31, 2000, $2.95 million of the sale proceeds from the sale of the Boeing 747 to TWA was used to reduce outstanding debt. In January 2001, the Note, which had become due in October 2000, was extended an additional six months to June 30, 2001. A condition of the extension was that all cash flow in excess of certain operating expenses was to be used to reduce the principal of the Note. On April 9, 2001, American Airlines purchased the McDonnell Douglas MD-82 aircraft, formerly leased to TWA, for $9.5 million. Approximately $8.9 million of the sale proceeds were used to fully pay off the Partnership's loan balance.

7.       Other

         Upon the sale of the remaining aircraft and the collection of the outstanding notes, the Partnership will liquidate pursuant to the Partnership Agreement. At that time, the Partnership will suspend all transfers, withdraw from regulatory filings, make a distribution and enter into a Liquidating Trust agreement. The remaining funds will be placed in an interest-bearing escrow account and will be disbursed, net of any liabilities that may arise. It is the current intention of the General Partners, subject to no other contingencies arising, to distribute the balance of any remaining escrow balance within 12 months of the establishment of the Liquidating Trust. The General Partners will serve as the trustees of the Liquidating Trust without compensation.

8.       Reconciliation to Income Tax Method of Accounting

         The following is a reconciliation of the net income as shown in the accompanying financial statements to the taxable income reported for federal income tax purposes (in thousands):

                                                     2002      2001      2000
                                                     ----      ----      ----

Net Income/(Loss) per financial statements         $ 1,795   $  (445)  $   155
Increase (decrease) resulting from:
   Depreciation                                        561     8,664     3,453

   TBT interest income less
      TBT rental expense                              --         128      (573)
   Difference in basis of aircraft sold             (4,645)    2,184     2,428
   Maintenance reserves collected and related
     interests net of expenditures                    (801)     (476)      685
   Deferred rental income                             --        --         (33)
   Purchase Option from Partnership/Write Off         --      (3,118)     --
   Other                                              --        (200)      (76)
                                                   -------   -------   -------
Taxable (loss) income per federal income tax
  return                                           $(3,090)  $ 6,737   $ 6,039
                                                   =======   =======   =======


         The following is a reconciliation of the amount of the Partnership's total Partnership capital as shown in the accompanying financial statements to the tax bases of the Partnership's net assets (in thousands):

                                                   2002       2001        2000
                                                   ----       ----        ----
Total Partnership capital per financial
   statements                                    $  2,833   $  3,058   $  4,715
Increase (decrease) resulting from:
   Commissions and expenses paid in
      connection with the sale of limited
      partnership units                             8,441      8,441      8,441
   Reserves for maintenance costs and
      write-downs including Continental lease
      settlement, accounted for as cost
      recovery                                      5,449     17,221      7,919
   Aircraft expenditures capitalized for
      tax, net                                        944     (8,453)       514
   Maintenance reserves collected and used
      to restore aircraft net                        --         --        1,344
   Accumulated depreciation                        (5,797)    (4,440)    (5,986)
   TBT interest income less TBT rental expense       --         --       (7,191)
   Maintenance reserves payable                      --        1,154      1,700
   Other                                             --         --         --
                                                 --------   --------   --------
Tax bases of net assets                          $ 11,870   $ 16,981   $ 11,456
                                                 ========   ========   ========

9.       Fair Value of Financial Instruments

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

10.      Selected Quarterly Financial Data (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001 (in thousands, except per unit amounts):

         2001                      Mar. 31    Jun. 30    Sep. 30     Dec. 31
         ----                      -------    -------    -------     -------

Total Revenues                     $ 1,415    $ 9,204    $   887     $   (45)(*)
Net Income/(Loss)                  $   485    $ 6,810    $    41     $(7,781)
Net Income/(Loss) per
General Partnership                $     5    $    68    $  --       $   (77)
Net Income/(Loss) per
Limited Partnership                $   480    $ 6,742    $    41     $(7,704)
Net Income/(Loss) per
Limited Partnership Unit           $  0.12    $  1.69    $  0.01     $ (1.93)

Note (*): In 2002, the Partnership reclassified $526 of expense, incurred in 2001, that was related to the MD-81 aircraft to the MD-81 Trust's equity. There was no effect on Net Income.

         2002                      Mar. 31     Jun.30     Sep.30      Dec.31
         ----                      -------    -------    -------     -------

Total Revenues                     $   630    $ 1,755    $   602     $   321
Net Income/(Loss)                  $   156    $ 1,535    $  (133)    $   237
Net Income/(Loss) per
General Partnership                $     1    $    16    $    (2)    $     3
Net Income/(Loss) per
Limited Partnership                $   155    $ 1,519    $  (131)    $   234
Net Income/(Loss) per
Limited Partnership Unit           $  0.04    $  0.38    $ (0.03)    $  0.05

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in accountants or disagreements with accountants with respect to accounting or financial disclosure issues during 2002 or 2001 .

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


         Richard S. Wiley, age 49 is President and Chairman of the Board of the Managing General Partner and Pegasus Capital Corporation ("PCC"), which was formed in 1988. Prior to forming Pegasus Capital Corporation, Mr. Wiley was a Vice President of CIS Corporation ("CIS"), a wholly-owned subsidiary of Continental Information Systems Corporation ("Continental") for the period 1986 to 1988. Mr. Wiley originated aircraft transactions throughout the world and sold aircraft to third-party investors. From 1985 to 1986, Mr. Wiley worked as Treasurer of Caterpillar Capital Company in San Diego, California. From 1983 to 1985, he served as Managing General Partner and President of RAM Financial Corporation in Houston, Texas, an equipment leasing venture capital company. Prior to joining RAM, he worked for GATX Leasing Corporation as a District Manager from 1980 to 1983. Mr. Wiley received a B.S. degree from the Indiana University School of Business and an M.B.A. from the University of California, Los Angeles.

         Carol L. Chase, Esq., age 50, is Executive Vice President, General Counsel and Secretary of the Managing General Partner and Pegasus Capital Corporation. She is responsible for providing legal counsel for all aspects of capital equipment leasing, financing and placement. Prior to joining Pegasus, from 1987 to 1988, Ms. Chase was Senior Corporate Counsel at CIS where she provided legal counsel for transactions involving aircraft and related equipment. From 1981 to 1987, Ms. Chase was legal counsel at Transamerica Airlines where she was responsible for the legal negotiation and documentation for the purchase, sale, lease and finance of aircraft and aircraft-related equipment. Ms. Chase received a B.A. degree from California State University, Hayward and a J.D. degree from the University of California, Davis. She is a member of the State Bar of California, the American Bar Association, and the American Corporate Counsel Association.

         Richard M. Oster, age 51, is Chief Financial Officer and Senior Vice President Administration of the Managing General Partner . Mr. Oster, is primarily responsible within the Pegasus companies for all corporate-wide Finance and Administration functions that include all financial reporting, planning and analysis, accounting, information systems, human resources and other administrative functions. Prior to joining Pegasus, Mr. Oster served as Senior Vice President and Chief Financial Officer of Crowley Maritime
Corporation; and prior to that, as Senior Vice President and Chief Financial Officer of Inchcape Shipping Services. Mr. Oster is a CPA and holds a B.S. in Business Administration from the University of North Carolina and a M.B.A. from the Rutgers Graduate School of Business.

         Erv Bach, 41, is Senior Vice President, Technical of the Managing General Partner and Pegasus Capital Corporation. Mr. Bach has been employed in various technical capacities with affiliates of the Managing General Partner since 1996. From 1994 to 1996, he was Manager of Structures for Hamilton

Aviation, Tucson, and he held the same position with Lockheed Aeromod, Tucson, from 1993 to 1994. From 1989 to 1993, Mr. Bach held various positions with Evergreen Air Center, Marana, Arizona, the last being Manager of Engineering. During 1991, Mr. Bach was employed for seven months as a structural mechanic with Trans World Airlines, Kansas City. Mr. Bach was with the United States Air Force from 1982 to 1989, rising to the rank of Staff Sergeant with the responsibility of maintaining the mission worthiness of 13 Electronic Combat, C-130s. Mr. Bach holds an Airframe and Powerplant license and attended USAF technical and leadership schools. Mr. Bach attended Pima Community College during 1990-91.

                           Air Transport Leasing, Inc.

      Name                           Positions Held
      ----                           --------------

Clifford B. Wattley               President and Director
Stephen R. Dyer                   Vice President, and Director
Timothy F. Kelly                  Vice President, Secretary, Treasurer and Chief
                                    Financial and Accounting Officer

         Clifford B. Wattley, age 53, is President, and a Director of the Administrative General Partner. Mr. Wattley is a Corporate Vice President with UBS PaineWebber Inc., having joined the firm in 1986. He also was employed previously by Paine, Webber, Jackson & Curtis from 1979 to 1980. From 1986 to 1992, Mr. Wattley participated in Paine Webber's Principal Transactions Group. Since 1992, Mr. Wattley has been a member of the Private Investment Department. He holds a Bachelor of Science degree in engineering from Columbia University and a Masters in Business Administration from Harvard University.

         Stephen R. Dyer, age 43, is Vice President, and a Director of the Administrative General Partner. He joined UBS PaineWebber Inc. in June 1988 as a Divisional Vice President and is currently a Senior Vice President and Director of Private Investments. Prior to joining UBS PaineWebber Inc., Mr. Dyer had been employed, since June 1987, as an Assistant Vice President in the Retail National Products Group of L.F. Rothschild & Co. Incorporated. Prior to joining L.F. Rothschild he was employed, beginning in January 1985, as an Associate in the Real Estate Department of Thomson McKinnon Securities Inc. From July 1981 to August 1983, Mr. Dyer was on the audit staff of the accounting firm of Arthur Young & Company. He received his Bachelor of Science degree in Accounting in 1981 from Boston College and a Masters of Business Administration from Indiana University in December 1984. Mr. Dyer is a Certified Public Accountant.

         Timothy F. Kelly, age 30, is Vice President, Secretary, Treasurer and Chief Financial and Accounting Officer of the Administrative General Partner. Mr. Kelly has also served as a Divisional Vice President within the Private Investments Department of UBS PaineWebber Inc. since June 2002. Mr. Kelly previously served in the UBS PaineWebber Retirement Consulting Services Department where he was employed since December 1997 as a Product Specialist. He was previously employed as an Analyst for the WTR Consulting Group, from December 1994 to December 1997. He received his Bachelor of Arts degree in
Spanish in May 1994 from Hamilton College and is a candidate for a Master of Business Administration in Finance and Accounting from New York University in December 2002.

         Section 16 (a)  Beneficial Ownership Reporting Compliance

         Timothy Kelly, Chief Financial and Accounting Officer of Air Transport Leasing, Inc., was required to file a Statement of Beneficial Ownership on Form 3 upon being appointed to that position in June 2002. Mr. Kelly failed to file the Form 3 at that time, and filed a delinquent report on Form 5 in March 2003 to satisfy the Form 3 filing requirement. Mr. Kelly reported no beneficial ownership of the registrant's assignee units of limited partnership interest.

ITEM 11. EXECUTIVE COMPENSATION

         No compensation was paid by the Partnership to the officers and directors of the General Partners. See Item 13 of this Report, "Certain Relationships and Related Transactions", which is incorporated herein by reference, for a description of the compensation and fees paid to the General Partners and their affiliates by the Partnership during 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) As of the date hereof, no person is known by the Partnership to be the beneficial owner of more than 5% of the Units of the Partnership. The Partnership has no directors or officers, and neither of the General Partners of the Partnership owns any Units. The Assignor Limited Partner for the Partnership, Pegasus Assignor L.P.A., Inc. (an affiliate of the Managing General Partner), owns 5 Units. Additionally, as of December 31, 2002, ATL Inc., an affiliate of the Administrative General Partner owns approximately 69,016 Units.


              The names and addresses of the General Partners are as follows:

              Managing General Partner:

                   Pegasus Aircraft Management Corporation
                   Four Embarcadero Center, 35th Floor
                   San Francisco, CA 94111

              Administrative General Partner:

                   Air Transport Leasing, Inc.
                   800 Harbor Boulevard, 3rd Floor
                   Weehawken, NJ 07086

              The General Partners, collectively, have a 1% interest in each item of the Partnership's income, gains, losses, deductions, credits and distributions.

         (b) The following table sets forth the number of Units beneficially owned as of March 1, 2003 by directors of the Managing General Partner and the Administrative General Partner and by all directors and officers of such corporations as a group:

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

          The Management fee, Incentive Management fee and Re-lease fee payable to the General Partners are subordinated to the Limited Partners receiving an 8% annual, non-cumulative return based upon Unreturned Capital Contribution, as Unreturned Capital Contribution is defined in the Partnership Agreement. As the Partnership had not achieved this level of distribution since 2000, fees were being accrued but not paid. Based upon Preferred Return as determined pursuant to the Partnership Agreement and the estimated value of the Partnership's remaining assets, a determination was made to reverse the fees accrued but unpaid to the General Partners for fiscal years 2000 through the first quarter of 2002. In June 2002, fees previously accrued of $1,495,000 were taken into revenue with a corresponding reduction in Payable to Affiliates. In addition, based on anticipated future revenues, the Partnership does not expect to accrue Management and Re-lease fees in future quarters.

          Following is a summary of the amounts paid, or payable, to the General Partners and their affiliates during 2002.

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

          Re-lease Fee. The General Partners receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is received. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner.. Re-lease fees of $18,000 were accrued for the three months ended March 31, 2002 and this accrual was reversed at June 30, 2002.

          Accountable Expenses. The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. There were no such reimbursable expenses during 2002 and 2001. As discussed in Note 5 to the Financial Statements, accountable expenses declined due to the subcontracting of certain accounting services, and their cost is included in general and administrative expenses.

          Partnership Interest. In the aggregate, the General Partners were entitled to receive cash distributions of $20,000 as their allocable share of distributable cash flow for 2002. In addition, $18,000 of the Partnership's net taxable income for 2002 was allocated to the General Partners.

ITEM 14. CONTROLS AND PROCEDURES:

          In the 90-day period before filing of this report, the President and Chairman of the Board of Pegasus Aircraft Management Corporation and the President of Air Transport Leasing, Inc. (collectively the "Certifying Officers") have evaluated the effectiveness of the Partnership's disclosure controls and procedures. These disclosures controls and procedures are those controls and procedures which are designed to insure that all the information required to be disclosed by the Partnership in all its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified by the Commission and that the information is communicated to the President and Chairman of the Board of Pegasus Aircraft Management Corporation and the President of Air Transport Leasing, Inc. on a timely basis.

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)  The following documents are filed as part of this Report:

              1. Financial Statements: (Incorporated by reference to Item 8 of this Report, "Financial Statements and Supplementary Data").

         (b) During the fourth quarter of 2002, the Partnership filed a Form 8-K on October 15, 2002, reporting a distribution of $0.50 per Unit on October 25, 2002 to unitholders of record as of September 30, 2002. The distribution was a result of cash flow from operations and in part funds available from the sale of the Boeing 727-200 to TNT in March 2002.

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

Dated: March 28, 2003

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

                                       By:    Air Transport Leasing, Inc.
                                              Administrative General Partner

                                       By:    /s/ CLIFFORD B. WATTLEY
                                              Clifford B. Wattley
                                              President and Director



                                       By:    Pegasus Aircraft Management
                                              Corporation
                                              Managing General Partner

                                       By:    /s/ RICHARD S. WILEY
                                              Richard S. Wiley
                                              President and Chairman
                                              of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2003.

Signature                   Title

/s/ RICHARD S. WILEY        President and Chairman of
Richard S. Wiley            the Board of Pegasus Aircraft
                            Management Corporation

/s/ CLIFFORD B. WATTLEY     President and Director of
Clifford B. Wattley         Air Transport Leasing, Inc.


/s/ STEPHEN R. DYER         Vice-President and Director of
Stephen R. Dyer             Air Transport Leasing, Inc.

                           CERTIFICATIONS PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



CERTIFICATION
-------------

I, Richard S. Wiley, certify that:


1. I have reviewed this annual report on Form 10-K of Pegasus Aircraft Partners, L.P.


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


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


         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


         c)  presented  in  this  annual  report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003


By:    /s/ RICHARD S. WILEY
       Richard S. Wiley
       President and Chairman of the Board of Pegasus Aircraft Management Corporation,
       General Partner of Pegasus Aircraft Partners, L.P.

                           CERTIFICATIONS PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002




CERTIFICATION
-------------

I, Clifford B. Wattley, certify that:


1. I have reviewed this annual report on Form 10-K of Pegasus Aircraft Partners, L.P.


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is being prepared;


         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


         c)  presented  in  this  annual  report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003




By:    /s/ CLIFFORD B. WATTLEY
       Clifford B. Wattley
       President and Director of Air Transport Leasing, Inc.
       Administrative General Partner of Pegasus Aircraft Partners, L.P.