Form 10-Q
period 2003-03-31
PEGASUS AIRCRAFT PARTNERS L P
filed 2003-05-15
CIK 835900

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2003
                              --------------------------------------------------

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


                       This document consists of 27 pages.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                          QUARTER ENDED MARCH 31, 2003

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART 1   FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Balance Sheets - March 31, 2003 and December 31, 2002        3

                 Statements of Income/(Loss) for the three months ended
                 March 31, 2003 and 2002                                      4

                 Statements of Partners' Capital for the three months
                 ended March 31, 2003 and 2002                                5

                 Statements of Cash Flows for the three months ended
                 March 31, 2003 and 2002                                      6

                 Notes to Financial Statements                                7

         Item 2. Management's Discussion and Analysis of Financial
                 Conditions and Results of Operations                        10

         Item 4. Controls and Procedures                                     12

PART II  OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                            13

         Signature                                                           14

         Certifications                                                      15

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  Financial Statements
         --------------------

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

       BALANCE SHEETS -- MARCH 31, 2003 (UNAUDITED) AND DECEMBER 31, 2002
       ------------------------------------------------------------------

                                                        2003        2002
                                                        ----        ----
                                                (in thousands, except unit data)

                                     ASSETS
                                     ------
Cash and cash equivalents                               $2,735     $2,599
Rent and other receivable                                   65        261
Aircraft, net                                              100        100
Other assets                                                 3       --
                                                        ------     ------
   Total Assets                                         $2,903     $2,960
                                                        ======     ======


                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------
LIABILITIES:
Accounts payable and accrued expenses                      135        127
                                                        ------     ------
     Total Liabilities                                  $  135     $  127
                                                        ======     ======


PARTNERS' CAPITAL:
   General Partners                                         31         32
   Limited Partners (4,000,005 units issued and
    outstanding in 2003 and 2002)                        2,737      2,801
                                                        ------     ------
     Total Partners' Capital                             2,768      2,833
                                                        ------     ------
       Total Liabilities and Partners' Capital          $2,903     $2,960
                                                        ======     ======








   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                           STATEMENTS OF INCOME/(LOSS)
                           ---------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
               --------------------------------------------------
                                   (unaudited)

                                                        2003           2002
                                                        ----           ----
                                                     (in thousands, except unit
                                                     data and per unit amounts)
REVENUE:
   Rentals from operating leases                     $      --      $       538
   Gain on sale of aircraft                                 --               91
   Interest                                                    6             12
   Equity in (deficits) of MD-81 Trust                      --              (11)
                                                     -----------    -----------
                                                               6            630
                                                     -----------    -----------
EXPENSES:
   Depreciation and amortization                            --              262
   Management and re-lease fees                             --              125
   General and administrative                                 69             69
   Direct lease                                                2             18
                                                     -----------    -----------
                                                              71            474
                                                     -----------    -----------
NET INCOME/(LOSS)                                    $       (65)   $       156
                                                     ===========    ===========

NET INCOME/(LOSS) ALLOCATED:
   To the General Partners                           $        (1)   $         1
   To the Limited Partners                                   (64)           155
                                                     -----------    -----------
                                                     $       (65)   $       156
                                                     ===========    ===========

NET INCOME/(LOSS) PER LIMITED PARTNERSHIP UNIT       $     (0.02)   $      0.04
                                                     ===========    ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
PARTNERSHIP UNITS ISSUED AND OUTSTANDING               4,000,005      4,000,005
                                                     ===========    ===========



    The accompanying notes are an integral part of hese financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                         STATEMENTS OF PARTNERS' CAPITAL
                         -------------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
               --------------------------------------------------
                                   (unaudited)



                                            General       Limited
                                           Partners      Partners        Total
                                           --------      --------        -----
                                               (dollar amounts in thousands)

Balance, January 1, 2003                    $    32       $ 2,801       $ 2,833

   Net loss                                      (1)          (64)          (65)
                                            -------       -------       -------

Balance, March 31, 2003                     $    31       $ 2,737       $ 2,768
                                            =======       =======       =======


Balance, January 1, 2002                    $    34       $ 3,024       $ 3,058

   Net income                                     1           155           156
                                            -------       -------       -------

Balance, March 31, 2002                     $    35       $ 3,179       $ 3,214
                                            =======       =======       =======





   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
               --------------------------------------------------
                                   (unaudited)
                                                         2003        2002
                                                         ----        ----
                                                   (dollar amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income/(loss)                                    $   (65)   $   156
   Adjustments to reconcile net income to net
   cash provided by operating activities:
       Gain on sale of aircraft                            --          (91)
       Depreciation and amortization                       --          262
       Equity in deficits of MD-81 Trust                   --           11

   Change in assets and liabilities:
       Rent and other receivable                              4       --
       Other assets                                          (3)       (20)
       Accounts payable and accrued expenses                  8          8
       Payable to affiliates                               --          125
       Maintenance reserves payable                        --           77
                                                        -------    -------
         Net cash (used in)/ provided by
           operating activities                             (56)       528
                                                        -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of aircraft                           192      1,241
                                                        -------    -------
         Net cash provided by investing
           activities                                       192      1,241
                                                        -------    -------

NET INCREASE/(DECREASE) IN CASH AND CASH
  EQUIVALENTS                                               136      1,769

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                  2,599      2,516
                                                        -------    -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 2,735    $ 4,285
                                                        =======    =======
SUPPLEMENTAL CASH FLOW INFORMATION:

   Non cash investing activities:
   Application of maintenance reserves to sale
     of aircraft                                           --          367
   Application of security deposit to sale of
     aircraft                                              --          150


   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                 MARCH 31, 2003
                                 --------------
                                   (unaudited)

1.       General

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partners, all adjustments necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant assumptions and estimates relate to useful life and recoverability of the aircraft values. Actual results could differ from such estimates. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2002. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

2.       Aircraft

         The Partnership's net investment in aircraft as of March 31, 2003 and December 31, 2002 consisted of the following (in thousands):

                                                      2003              2002
                                                      ----              ----

Aircraft held for sale, at cost                      11,915            11,915
Less: Accumulated depreciation                       (6,365)           (6,365)
          Write-downs                                (5,450)           (5,450)
                                                    --------          --------
Aircraft, net                                       $   100           $   100
                                                    =======           =======

         Kitty Hawk Aircargo, Inc. ("Kitty Hawk"). One of the Partnership's Boeing 727-200 advanced aircraft was hushkitted, converted to a freighter and delivered to Kitty Hawk in August 1999. The lease agreement was for 84 months, the lease rate was $117,800 per month, and maintenance reserves were to be paid at the rate of $375 per flight hour. Kitty Hawk provided a security deposit of $236,000.

         Kitty Hawk filed for protection under Chapter 11 of the U.S. Bankruptcy Code on May 1, 2000, but stayed current with regard to its rent payment through September 2001. For the months of October, November, and December 2001, Kitty Hawk could not make a full payment of the monthly rent, and the Partnership agreed to a payment of only half of the amount due. The Partnership also agreed to a 50% reduction of the maintenance reserves due for the months of September, October, and November 2001. The Partnership also agreed to a payment of 71% of the rents of December 2001, and January, February 2002 and no maintenance reserves payment for these months. However, Kitty Hawk could not make any payment in March and April 2002. In May 2002, the Partnership agreed to a sale of the aircraft to Kitty Hawk for a $750,000 note, subject to documentation and approval of the Bankruptcy court. The lease was reinstated with a per month lease rate of $65,000, beginning in May 2002. The aircraft was sold to Kitty Hawk in December 2002 with lease payments made from May 2002 through the completion of the sale being applied to the note. The remainder of the note was paid with payments of $65,000 per month from January through March 2003 and the last payment was in April 2003 (See Note 4. "Subsequent Event").

         Vanguard Airlines ("Vanguard") Lease. US Airways returned the MD-81 in July 2001, and in August 2001, the Trust that owned the MD-81 entered into a three-year lease of the aircraft with Vanguard Airlines, a Kansas City, Missouri airline providing passenger services to a number of U.S. cities.

         Vanguard, as have many other airlines, had been adversely affected by events of September 11, 2001. After being denied a loan guarantee for a second time by the Airline Transportation Stabilization Board, Vanguard Airlines suspended flights operations on July 30, 2002, dismissed all but 80 employees and filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Vanguard rejected the lease and returned the MD-81 aircraft to the Partnership on September 30, 2002. At the time of its filing, Vanguard was in arrears to the Trust in the amount of $1,389,000 ($694,500 to the Partnership, for its 50% interest) in rent and reserves. At March 31, 2003, recovery of any amount is unlikely. The Partnership wrote down the value of the aircraft by $1,030,000 for the Trust ($515,000 for the Partnership for its 50% interest) in the third quarter of 2002.

         The Partnership sold the MD-81 aircraft on October 25, 2002 for $942,000, $500,000 cash ($250,000 for the Partnership for its 50% interest) and $442,000 of maintenance reserves retained as part of the sales proceeds ($221,000 for the Partnership for its 50% interest).

         TNT Transport International B.V. ("TNT") Lease. The TNT lease ended on March 24, 2002 and the Partnership sold the Boeing 727-200 freighter to TNT. The Partnership received cash proceeds of $1,241,000 and also applied, as part of the sale, TNT's maintenance reserves of $367,000 and its security deposit of $150,000.

         Boeing 727-200. The Boeing 727-200, formerly leased to Discovery Airlines (Sky Trek), was returned in March 2000. During the second quarter 2001, the Partnership took $848,000 of paid-in maintenance reserves relating to the aircraft into income and wrote down the aircraft's value by $1,766,000 to $200,000. During the third quarter of 2002, the Partnership wrote down the aircraft's value to $100,000. The aircraft and engines are being offered for sale on an "as-is, where-is" basis.

         General. Of the 5.5 aircraft the Partnership originally owned, only one Boeing 727-200 remains. The Partnership is seeking to dispose of it as soon as possible.

3.       Transactions With Affiliates

         The Management Fee, Incentive Fee and Re-Lease Fee payable to the General Partners are subordinated to the limited partners receiving an 8% annual, non-cumulative return based upon Unreturned Capital Contribution, as Unreturned Capital Contribution as defined in the Partnership Agreement. As the Partnership had not achieved this level of distribution since 2000, fees were being accrued but not paid. Based upon the amount of the Preferred Return as determined pursuant to the Partnership Agreement and the estimated value of the Partnership's remaining assets, a determination was made to reverse the fees accrued but unpaid to the General Partners for fiscal years 2000 through the first quarter of 2002. In June 2002, fees previously accrued of $1,495,000 were taken into revenue with a corresponding reduction in Payable to affiliates. In addition, based on anticipated future revenues, the Partnership does not expect to accrue Management and Re-lease fees in future quarters.

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

         Accountable General and Administrative Expenses: The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. There were no reimbursable expenses paid to the Administrative General Partner in the three months ending March 31, 2003.


4.       Subsequent event:

         In April 2003, the Partnership received the last installment payment on the note receivable from Kitty Hawk for sale of the Boeing 727-200 freighter aircraft.

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

Liquidity and Capital Resources

         The Partnership owns and manages one passenger aircraft and makes distributions to the partners of net cash flows generated by operations in the current and/or prior periods. In certain situations, the Partnership may retain cash flow from operations to finance authorized capital expenditures, or for general working capital purposes. The amount of future cash distributions will be based on an evaluation of the Partnership's operating results and its current and expected financial position.

         The Partnership invests working capital and cash flow from operations prior to its distributions to the partners in short-term, highly liquid investments or a fund that invests in such instruments. At March 31, 2003, the Partnership's unrestricted cash and cash equivalents of $2,735,000 were primarily invested in such a fund. This amount was $136,000 more than the Partnership's unrestricted cash and cash equivalents at December 31, 2002 of $2,599,000. This increase in unrestricted cash was primarily attributable to cash from investing activities of $192,000, offset by $56,000 cash used for operating activities. There were no cash financing activities during the first quarter of 2003.

         For the quarter ended March 31, 2003 (the "2003 Quarter"), net cash used by operating activities was $56,000, comprising of net loss of $65,000 for the 2003 Quarter adjusted by changes in Other assets and Accrued Liabilities, as discussed below.

         Other assets increased during the 2003 Quarter by 100%, or $3,000, due to the recording of a refund from insurance premiums paid in 2002 due to the Partnership.

         Accounts payable and accrued expense increased during the 2003 Quarter by 6%, or $8,000, due to quarterly accruals for various expenses.

         Rent and Other receivables decreased by 75%, or $196,000, due to $4,000 receipt of interest and $192,000 of principal from the note receivable from Kitty Hawk for the sale of the Boeing 727-200 in December 2002.

         Cash flow from investing activities was $192,000 for the 2003 Quarter, resulting from proceeds of the sale of the Boeing 727, formerly leased to Kitty Hawk.

         Partnership capital was $2,768,000, a decrease of approximately $65,000 or 2% from $2,833,000 at December 31, 2002, as a result of net loss of $65,000.

         The Partnership paid no distributions during the first quarter of 2003. The Partnership does not expect to pay a distribution for the first quarter of 2003, historically paid in April.

Results of Operations

         The Partnership's net loss was $65,000 for the first quarter 2003 (the "2003 Period") as compared to net income of $156,000 for the first quarter 2002 (the "2002 Period"). This decrease was principally due to no rental income and no gain on sale of aircraft, partially offset by no depreciation expense, no management fees and less direct lease expense in the 2003 Period as compared to the 2002 Period.

         Rentals from operating leases decreased by 100%, or $538,000, from $538,000 for the 2002 Period to zero for the 2003 Period, as the Partnership has only one aircraft left with no lessee.

         Gain on sale of aircraft decreased by 100%, or $91,000, from $91,000 for the 2002 Period to zero in the 2003 Period. This decrease was due to gain of $91,000 on the sale of the Boeing 727 to TNT for the 2002 Period as compared to no sale of aircraft in the 2003 Period.

         Equity in deficits of the MD-81 Trust was $11,000 for the 2002 Period compared to no equity for the 2003 Period, due to the sale of the MD-81 aircraft in October 2002.

         Depreciation decreased by 100 %, or $262,000, from $262,000 for the 2002 Period to zero for the 2003 Period. This decrease was primarily due to the Partnership having only one off-lease aircraft in the 2003 Period.

         Management fees decreased by 100%, or $125,000, from $125,000 in the 2002 Period to zero in the 2003 Period. Based upon the Preferred Return as determined pursuant to the Partnership Agreement and the estimated value of the Partnership's remaining assets, a determination was made to reverse the fees accrued but unpaid to the General Partners for fiscal years 2000 through the first quarter of 2002. Besides the fee reversal, no new management fees were accrued in the first quarter of 2003.

         Direct Lease expense decreased by 89%, or $ 16,000, from $18,000 for the 2002 Period to $2,000 for the 2003 Period. This decrease was primarily due to an inspection of the engines of the Boeing 727 in the 2002 Period.

ITEM 4.  Controls and Procedures


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

         The Certifying Officers concluded, based on the evaluation, that the Partnership's disclosure controls and procedures are suitable and effective for the Partnership, taking into consideration the size and nature of the Partnership's business and operations. No significant deficiencies or material weaknesses in the controls or procedures were detected, so no corrective actions needed to be taken. Subsequent to the date when the disclosure controls and procedures were evaluated, there have not been any significant changes in the Partnership's disclosure controls or procedures or in other factors that could significantly affect such controls or procedures.

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 6.  Exhibits and Reports on Form 8-K

(a)      (a) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

             99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) The Partnership did not file any reports on Form 8-K during the first quarter of the fiscal year ending December 31, 2003.

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

                                             Pegasus Aircraft Partners, L.P.
                                             (Registrant)

                                             By: Air Transport Leasing, Inc.
                                                 Administrative General Partner

Date:  May 9, 2003                           By: /s/ CLIFFORD B. WATTLEY
                                                 Clifford B. Wattley
                                                 President and Director

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

Date: May 9, 2003

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

Date: May 9, 2003

By:    /s/ CLIFFORD B. WATTLEY
       -----------------------
       Clifford B. Wattley
       President and Director of Air Transport Leasing, Inc.
       Administrative General Partner of Pegasus Aircraft Partners, L.P.