Form 10-Q
period 2003-06-30
PEGASUS AIRCRAFT PARTNERS L P
filed 2003-08-14
CIK 835900

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2003
                              --------------------------------------------------

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


                       This document consists of 20 pages.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                   QUARTER AND SIX MONTHS ENDED JUNE 30, 2003

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART 1   FINANCIAL INFORMATION

         Item 1.  Financial Statements (unaudited)

                  Balance Sheets - June 30, 2003 and December 31, 2002        3

                  Statements of Income/(Loss) for the three months
                  ended June 30, 2003 and 2002                                4

                  Statements of Income/(Loss) for the six months
                  ended June 30, 2003 and 2002                                5

                  Statements of Partners' Capital for the six months
                  ended June 30, 2003 and 2002                                6

                  Statements of Cash Flows for the six months ended
         `        June 30, 2003 and 2002                                      7

                  Notes to Financial Statements                               9

         Item 2.  Management's Discussion and Analysis of Financial
                  Conditions and Results of Operations                       12

         Item 4.  Controls and Procedures                                    15

PART II  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                           16

         Signature                                                           17

         Certifications                                                      18

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  Financial Statements
         --------------------

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

        BALANCE SHEETS -- JUNE 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002
        -----------------------------------------------------------------

                                                       2003        2002
                                                       ----        ----
                                                (in thousands, except unit data)

                                     ASSETS
                                     ------
Cash and cash equivalents                              $2,710     $2,599
Rent and other receivable                                --          261
Aircraft, net                                             100        100
Other assets                                                4       --
                                                       ------     ------
   Total Assets                                        $2,814     $2,960
                                                       ======     ======


                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------
LIABILITIES:
   Accounts payable and accrued expenses                  119        127
   Distribution payable to partners                     1,616       --
                                                       ------     ------
     Total Liabilities                                 $1,735     $  127
                                                       ======     ======


PARTNERS' CAPITAL:
   General Partners                                        14         32
   Limited Partners (4,000,005 units issued and
    outstanding in 2003 and 2002)                       1,065      2,801
                                                       ------     ------
     Total Partners' Capital                            1,079      2,833
                                                       ------     ------
       Total Liabilities and Partners' Capital         $2,814     $2,960
                                                       ======     ======



   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                           STATEMENTS OF INCOME/(LOSS)
                           ---------------------------

                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                -------------------------------------------------
                                   (unaudited)

                                                        2003           2002
                                                        ----           ----
                                                     (in thousands, except unit
                                                     data and per unit amounts)
REVENUE:
   Rentals from operating leases                     $      --      $       130
   Interest                                                    6             16
   Equity in (deficit)/earnings of MD-81 Trust              --              (11)
   Management and re-lease fees reversal                    --            1,620
   Other                                                       4           --
                                                     -----------    -----------
                                                              10          1,755
                                                     -----------    -----------
EXPENSES:
   Depreciation and amortization                            --              128
   General and administrative                                 69             71
   Direct lease                                               14             21
                                                     -----------    -----------
                                                              83            220
                                                     -----------    -----------
NET INCOME/(LOSS)                                    $       (73)   $     1,535
                                                     ===========    ===========

NET INCOME/(LOSS) ALLOCATED:
   To the General Partners                           $        (1)   $        16
   To the Limited Partners                                   (72)         1,519
                                                     -----------    -----------
                                                     $       (73)   $     1,535
                                                     ===========    ===========

NET INCOME/(LOSS) PER LIMITED PARTNERSHIP UNIT       $     (0.01)   $      0.38
                                                     ===========    ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
PARTNERSHIP UNITS ISSUED AND OUTSTANDING               4,000,005      4,000,005
                                                     ===========    ===========







   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                           STATEMENTS OF INCOME/(LOSS)
                           ---------------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                 -----------------------------------------------
                                   (unaudited)

                                                        2003           2002
                                                        ----           ----
                                                     (in thousands, except unit
                                                     data and per unit amounts)
REVENUE:
   Rentals from operating leases                     $      --      $       668
   Gain on sale of aircraft                                 --               91
   Interest                                                   12             28
   Equity in (deficit)/earnings of MD-81 Trust              --              (22)
   Management and re-lease fees reversal                    --            1,495
   Other                                                       4           --
                                                     -----------    -----------
                                                              16          2,260
                                                     -----------    -----------
EXPENSES:
   Depreciation and amortization                            --              390
   General and administrative                                138            140
   Direct lease                                               16             39
                                                     -----------    -----------
                                                             154            569
                                                     -----------    -----------

NET INCOME/(LOSS)                                    $      (138)   $     1,691
                                                     ===========    ===========

NET INCOME/(LOSS) ALLOCATED:
   To the General Partners                           $        (2)   $        17
   To the Limited Partners                                  (136)         1,674
                                                     -----------    -----------
                                                     $      (138)   $     1,691
                                                     ===========    ===========

NET INCOME/(LOSS) PER LIMITED PARTNERSHIP UNIT       $     (0.03)   $      0.42
                                                     ===========    ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
PARTNERSHIP UNITS ISSUED AND OUTSTANDING               4,000,005      4,000,005
                                                     ===========    ===========





   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                         STATEMENTS OF PARTNERS' CAPITAL
                         -------------------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                 -----------------------------------------------
                                   (unaudited)



                                                General     Limited
                                               Partners    Partners     Total
                                               --------    --------     -----
                                                  (dollar amounts in thousands)

Balance, January 1, 2003                        $    32     $ 2,801     $ 2,833

   Net income/(loss)                                 (2)       (136)       (138)
   Distribution declared to partners                (16)     (1,600)     (1,616)
                                                -------     -------     -------

Balance, June 30, 2003                          $    14     $ 1,065     $ 1,079
                                                =======     =======     =======




Balance, January 1, 2002                        $    34     $ 3,024     $ 3,058

   Net income                                        17       1,674       1,691
                                                -------     -------     -------

Balance, June 30, 2002                          $    51     $ 4,698     $ 4,749
                                                =======     =======     =======






   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                 -----------------------------------------------
                                   (unaudited)
                                                          2003        2002
                                                          ----        ----
                                                   (dollar amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income/(loss)                                    $  (138)    $ 1,691
   Adjustments to reconcile net income to net cash
   provided by operating activities:
       Gain on sale of aircraft                            --           (91)
       Depreciation and amortization                       --           390
       Equity in (deficit)/earnings of MD-81 Trust         --            22
   Change in assets and liabilities:
       Other assets                                          (4)         16
       Accounts payable and accrued expenses                 (8)          2
       Payable to affiliates                               --        (1,495)
       Maintenance reserves payable                        --           115
                                                        -------     -------
         Net cash provided by (used in) operating
           activities                                      (150)        650
                                                        -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of aircraft                           261       1,241
                                                        -------     -------
         Net cash provided by investing activities          261       1,241
                                                        -------     -------


NET INCREASE IN CASH AND CASH EQUIVALENTS                   111       1,891

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          2,599       2,516
                                                        -------     -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 2,710     $ 4,407
                                                        =======     =======




   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                 -----------------------------------------------
                                   (unaudited)


                                                          2003        2002
                                                          ----        ----
                                                   (dollar amounts in thousands)



SUPPLEMENTAL CASH FLOW INFORMATION:


   Non cash activities:
       Distributions declared to partners but
         unpaid                                           $1,616     $ --
       Application of maintenance reserves to
         sale of aircraft                                   --          367
       Application of security deposit to sale of
         aircraft                                           --          150








   The accompanying notes are an integral part of these financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                  JUNE 30, 2003
                                  -------------
                                   (unaudited)

1.       General

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partners, all adjustments necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant assumptions and estimates relate to useful life and recoverability of the aircraft values. Actual results could differ from such estimates. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2002. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

2.       Aircraft

         The Partnership's net investment in aircraft as of June 30, 2003 and December 31, 2002 consisted of the following (in thousands):

                                                      2003              2002
                                                      ----              ----

Aircraft held for sale, at cost                     $11,915           $11,915
Less: Accumulated depreciation                       (6,365)           (6,365)
          Write-downs                                (5,450)           (5,450)
                                                    -------           -------
Aircraft, net                                       $   100           $   100
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

         Kitty Hawk filed for protection under Chapter 11 of the U.S. Bankruptcy Code on May 1, 2000, but stayed current with regard to its rent payment through September 2001. For the months of October, November, and December 2001, Kitty Hawk could not make a full payment of the monthly rent, and the Partnership agreed to a payment of only half of the amount due. The Partnership also agreed to a 50% reduction of the maintenance reserves due for the months of September,

October, and November 2001. The Partnership also agreed to a payment of 71% of the rents of December 2001, and January, February 2002 and no maintenance reserves payment for these months. However, Kitty Hawk could not make any payment in March and April 2002. In May 2002, the Partnership agreed to a sale of the aircraft to Kitty Hawk for a $750,000 note, subject to documentation and approval of the Bankruptcy court. The lease was reinstated with a per month lease rate of $65,000, beginning in May 2002. The aircraft was sold to Kitty Hawk in December 2002 with lease payments made from May 2002 through the completion of the sale being applied to the note. The remainder of the note was paid with payments of $65,000 per month from January through March 2003 and the last payment was in April 2003.

         Vanguard Airlines ("Vanguard") Lease. US Airways returned the MD-81 in July 2001, and in August 2001, the Trust that owned the MD-81 entered into a three-year lease of the aircraft with Vanguard Airlines, a Kansas City, Missouri airline providing passenger services to a number of U.S. cities.

         Vanguard, as have many other airlines, had been adversely affected by events of September 11, 2001. After being denied a loan guarantee for a second time by the Airline Transportation Stabilization Board, Vanguard Airlines suspended flights operations on July 30, 2002, dismissed all but 80 employees and filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Vanguard rejected the lease and returned the MD-81 aircraft to the Partnership on September 30, 2002. At the time of its filing, Vanguard was in arrears to the Trust in the amount of $1,389,000 ($694,500 to the Partnership, for its 50% interest) in rent and reserves. At June 30, 2003, recovery of any amount is unlikely. The Partnership wrote down the value of the aircraft by $1,030,000 for the Trust ($515,000 for the Partnership for its 50% interest) in the third quarter of 2002.

         The  Partnership  sold the  MD-81  aircraft  on  October  25,  2002 for
$500,000 cash ($250,000 for the Partnership for its 50% interest). The Partnership retained $442,000 of maintenance reserves ($221,000 for the Partnership for its 50% interest).

         TNT Transport International B.V. ("TNT") Lease. The TNT lease ended on March 24, 2002 and the Partnership sold the Boeing 727-200 freighter to TNT. The Partnership received cash proceeds of $1,241,000 and also applied, as part of the sale, TNT's maintenance reserves of $367,000 and the security deposit of $150,000.

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

3.       Transactions With Affiliates

         The Management Fee, Incentive Fee and Re-Lease Fee payable to the General Partners are subordinated to the limited partners receiving an 8% annual, non-cumulative return based upon Unreturned Capital Contribution, as

Unreturned Capital Contribution ais defined in the Partnership Agreement. As the Partnership had not achieved this level of distribution since 2000, fees were being accrued but not paid. Based upon the amount of the Preferred Return as determined pursuant to the Partnership Agreement and the estimated value of the Partnership's remaining assets, a determination was made to reverse the fees accrued but unpaid to the General Partners for fiscal years 2000 through the first quarter of 2002. In June 2002, fees previously accrued of $1,495,000 were taken into revenue with a corresponding reduction in Payable to affiliates. In addition, based on anticipated future revenues, the Partnership does not expect to accrue Management and Re-lease fees in future quarters.

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

         Accountable General and Administrative Expenses: The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. There were no reimbursable expenses paid to the Administrative General Partner in the six months ending June 30, 2003.

4.       Subsequent Events:

         On June 24, 2003, the Partnership declared a special distribution, paid on August 7, 2003 of $0.40 per Unit to Unit holders of record as of August 1, 2003. The Partnership also suspended the third party transfer of Units, effective July 15, 2003.

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

Liquidity and Capital Resources

         The Partnership owns and manages one commercial passenger aircraft and distributes to the partners cash flow generated by operations or asset sales in the current and/or prior periods. In certain situations, the Partnership may retain cash flow from operations to finance authorized capital expenditures, or for general working capital purposes. The amount of future cash distributions will be determined periodically after an evaluation of the Partnership's operating results and its current and expected financial position. At the current time, the Partnership does not anticipate making additional distributions until the termination of the Partnership and its winddown.

         The Partnership invests working capital and cash flow from operations prior to its distributions to the partners in short-term, highly liquid investments or a fund that invests in such instruments. At June 30, 2003, the Partnership's unrestricted cash and cash equivalents of $2,710,000 were primarily invested in such a fund. This amount was $111,000 more than the Partnership's unrestricted cash and cash equivalents at December 31, 2002 of $2,599,000. This increase in unrestricted cash was primarily attributable to $261,000 cash from proceeds of an aircraft sale offset by cash used in operating activities of $150,000. There were no cash financing activities in the six months ended June 30, 2003.

         For the six months ended June 30, 2003 ("2003 Period"), net cash used in operating activities was $146,000, comprised of net loss of $138,000 for the 2003 Period adjusted by changes in assets and liabilities, as discussed below.

         Rent and Other receivables decreased by 100%, or $261,000, due to $261,000 receipt from the note receivable from Kitty Hawk for the sale of the Boeing 727-200 in December 2002.

         Other assets increased during the 2003 Period by 100%, or $4,000, due to a refund of certain 2002 insurance premiums.

         Accounts payable and accrued expenses decreased by 6%, or $8,000, due to payments of previously accrued expenses.

         Cash flows from investing activities were $261,000 for the 2003 Period, resulting from payments on a note receivable from the sale of the Boeing 727 leased to Kitty Hawk.

Partnership capital was $1,079,000, a decrease of approximately $1,754,000 or 62% from $2,833,000 at December 31, 2002, as a result of a net loss of $138,000 and the recording of distributions payable of $1,616,000. The Partnership paid no distributions during the second quarter of 2003. A special distribution has been declared and was paid on August 7, 2003 to Units holders of record as of August 1, 2003 (see Note 4. "Subsequent Event").

Results of Operations

         The Partnership's net loss was $138,000 for the six months ended June 30, 2003 (the "2003 Period") and $73,000 for the quarter ended June 30, 2003 (the "2003 Quarter"), respectively, as compared to net income of $1,691,000 for the six months ended June 30, 2002 (the "2002 Period") and $1,535,000 for the quarter ended June 30, 2002 (the "2002 Quarter"), respectively.

The change from net income in the 2002 Period to net loss in the 2003 Period was principally due to income from the reversal of management fees in 2002 compared to no corresponding income in 2003. There was also no rental income and no gain on sale of aircraft in the 2003 Period. The change from net income in the 2002 Period to loss in the 2003 Period was partially offset by no depreciation expense, no management fees and less direct lease expense in the 2003 Period as compared to the 2002 Period. .

         Rentals from operating leases decreased by 100%, or $668,000, from $668,000 for the 2002 Period to zero for the 2003 Period, and by 100%, or $130,000, from $130,000 for the 2002 Quarter to zero for the 2003 Quarter. This decrease is due to the off lease status of the Partnership's remaining aircraft.

         Gain on sale of aircraft decreased by 100%, or $91,000, from $91,000 for the 2002 Period to zero for the 2003 Period as a result of the sale of the Boeing 727 to TNT in the 2002 Period versus no sale of aircraft or equipment in the 2003 Period. There was no aircraft or equipment sale in either the 2002 Quarter or the 2003 Quarter.

         Interest income decreased by 57%, or $16,000, from $28,000 for the 2002 Period to $12,000 for the 2003 Period, and by 63%, or $10,000, from $16,000 for the 2002 Quarter to $6,000 to the 2003 Quarter, due to the lower interest rate in the 2003 Period and Quarter compared to the 2002 Period and Quarter.

         Equity in deficit of the MD-81 Trust decreased by 100%, or $22,000 from a deficit of $22,000 for the 2002 Period and a deficit of $11,000 for the 2002 Quarter to zero for both the 2003 Period and the 2003 Quarter, due to the sale of the MD-81 Trust aircraft in October 2002.

         The Partnership recognized revenue of $1,495,000 for the 2002 Period and $1,620,000 for the 2002 Quarter, respectively, which were the reversal of accrued management fees for the years ending December 31, 2000 and 2001, and the first quarter of 2002. There were no such revenues in the 2003 Period and the 2003 Quarter.

         Other income increased by 100%, or $4,000, from zero in both the 2002 Period and 2002 Quarter to $4,000 in both the 2003 Period and the 2003 Quarter, due to the receipt of the final claim of the Partnership from the Continental Airlines bankruptcy in 1993.

         Depreciation decreased by 100%, or $390,000, from $390,000 for the 2002 Period and $128,000 for the 2002 Quarter to zero for both the 2003 Period and the 2003 Quarter. This decrease was primarily due to the off lease status of the remaining aircraft of the Partnership in the 2003 Period and Quarter.

         Direct Lease expense decreased by 59%, or $23,000, from $39,000 for the 2002 Period to $16,000 for the 2003 Period, and by 33%, or $7,000, from $21,000 for the 2002 Quarter to $14,000 for the 2003 Quarter. This decrease was primarily due to the inspection cost of an engine of the Boeing 727-200, formerly leased to Sky Trek in the 2002 Period and the recording of a refund in the 2003 Period and Quarter due to the Partnership for aircraft insurance expense paid in 2002.

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

PART II.  OTHER INFORMATION
---------------------------


ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

                  99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) The Partnership filed a report on Form 8-K during the second quarter of the fiscal year ending December 31, 2003, reporting the declaration of a special distribution of $0.40 per Unit, paid on August 7, 2003 to Unit holders of record as of August 1, 2003. The Partnership also reported the suspension of third party transfers effective as of July 15, 2003.

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

                                            Pegasus Aircraft Partners, L.P.
                                            (Registrant)

                                            By:  Air Transport Leasing, Inc.
                                                 Administrative General Partner

Date:  August 14, 2003                      By:  /s/ CLIFFORD B. WATTLEY
                                                 Clifford B. Wattley
                                                 President and Director.

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

Date: August 14, 2003

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

Date: August 14, 2003

By:    /s/ CLIFFORD B. WATTLEY
       -----------------------
       Clifford B. Wattley
       President and Director of Air Transport Leasing, Inc.
       Administrative General Partner of Pegasus Aircraft Partners, L.P.