Form 10-Q
period 2003-09-30
PEGASUS AIRCRAFT PARTNERS L P
filed 2003-11-13
CIK 835900

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(MARK ONE)

        [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

                                       OR

        [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________  to __________

Commission file number 0-17712

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                    84-1099968
                ---------                                    -----------
         (State of organization)                            (IRS Employer
                                                          Identification No.)

    FOUR EMBARCADERO CENTER 35TH FLOOR
         SAN FRANCISCO, CALIFORNIA                             94111
         -------------------------                             -----
          (Address of principal                             (Zip Code)
            executive offices)

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (415) 434-3900

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ].

                       This document consists of 19 pages.

                         PEGASUS AIRCRAFT PARTNERS, L.P.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2003

                                TABLE OF CONTENTS

                                                                                                     PAGE
                                                                                                     ----
PART I   FINANCIAL INFORMATION

         Item 1.      Financial Statements (unaudited)

                      Balance Sheets - September 30, 2003 and December 31, 2002                         3

                      Statements of Income/(Loss) for the three months ended
                      September 30, 2003 and 2002                                                       4

                      Statements of Income/(Loss) for the nine months ended
                      September 30, 2003 and 2002                                                       5

                      Statements of Partners' Capital for the nine months ended
                      September 30, 2003 and 2002                                                       6

                      Statements of Cash Flows for the nine months ended
         `            September 30, 2003 and 2002                                                       7

                      Notes to Financial Statements                                                     9

         Item 2.      Management's Discussion and Analysis of Financial
                      Conditions and Results of Operations                                             12

         Item 4.      Controls and Procedures                                                          15

PART II  OTHER INFORMATION

         Item 6.      Exhibits and Reports on Form 8-K                                                 16

         Signature                                                                                     17

         Certifications                                                                                18

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         PEGASUS AIRCRAFT PARTNERS, L.P.

     BALANCE SHEETS -- SEPTEMBER 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002

                                                                 2003                2002
                                                                 ----                ----
                                                             (in thousands, except unit data)
                                     ASSETS

Cash and cash equivalents                                    $     1,087          $     2,599
Rent and other receivable                                             50                  261
Aircraft, net                                                          -                  100
Other assets                                                          14                    -
                                                             -----------          -----------
    Total Assets                                             $     1,151          $     2,960
                                                             ===========          ===========

                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
   Accounts payable and accrued expenses                     $       135          $       127
                                                             -----------          -----------
     Total Liabilities                                               135                  127
                                                             ===========          ===========

PARTNERS' CAPITAL:
   General Partners                                                   59                   32
   Limited Partners (4,000,005 units issued and
    outstanding in 2003 and 2002)                                    957                2,801
                                                             -----------          -----------
     Total Partners' Capital                                       1,016                2,833
                                                             -----------          -----------
       Total Liabilities and Partners' Capital               $     1,151          $     2,960
                                                             ===========          ===========

              The accompanying notes are an integral part of these
                         interim financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                           STATEMENTS OF INCOME/(LOSS)

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                           2003                  2002
                                                                           ----                  ----
                                                                           (in thousands, except unit
                                                                           data and per unit amounts)
REVENUE:
   Rentals from operating leases                                        $        -           $        196
   Interest                                                                      3                     15
   Equity in (deficit)/earnings of MD-81 Trust                                   -                   (526)
   Management and re-lease fees reversal                                         -                      -
   Other                                                                         -                    917
                                                                        ----------           ------------
                                                                                 3                    602
                                                                        ----------           ------------
EXPENSES:
   Depreciation and amortization                                                 -                    130
   Write-downs                                                                   -                    488
   Loss on sale of aircraft                                                     50                      -
   General and administrative                                                   56                    117
   Direct lease                                                                  4                      -
                                                                        ----------           ------------
                                                                               110                    735
                                                                        ----------           ------------
NET INCOME/(LOSS)                                                       $     (107)          $       (133)
                                                                        ==========           ============

NET INCOME/(LOSS) ALLOCATED:
   To the General Partners                                              $       (1)          $         (2)
   To the Limited Partners                                                    (106)                  (131)
                                                                        ----------           ------------
                                                                        $     (107)          $       (133)
                                                                        ==========           ============

NET INCOME/(LOSS) PER LIMITED PARTNERSHIP UNIT                          $    (0.03)          $      (0.03)
                                                                        ==========           ============

WEIGHTED AVERAGE NUMBER OF LIMITED
PARTNERSHIP UNITS ISSUED AND OUTSTANDING                                 4,000,005              4,000,005
                                                                        ==========           ============

              The accompanying notes are an integral part of these
                          interim financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                           STATEMENTS OF INCOME/(LOSS)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                           2003                  2002
                                                                           ----                  ----
                                                                           (in thousands, except unit
                                                                            data and per unit amounts)
REVENUE:
   Rentals from operating leases                                        $        -           $        864
   Gain on sale of aircraft                                                      -                     91
   Interest                                                                     14                     43
   Equity in (deficit)/earnings of MD-81 Trust                                   -                   (548)
   Management and re-lease fees reversal                                         -                  1,495
   Other                                                                         5                    917
                                                                        ----------           ------------
                                                                                19                  2,862
                                                                        ----------           ------------
EXPENSES:
   Depreciation and amortization                                                 -                    520
   Write-downs                                                                   -                    488
   Loss on sale of aircraft                                                     50                      -
   General and administrative                                                  194                    257
   Direct lease                                                                 21                     39
                                                                        ----------           ------------
                                                                               265                  1,304
                                                                        ----------           ------------

NET INCOME/(LOSS)                                                       $     (246)          $      1,558
                                                                        ==========           ============

NET INCOME/(LOSS) ALLOCATED:
   To the General Partners                                              $       (2)          $         15
   To the Limited Partners                                                    (244)                 1,543
                                                                        ----------           ------------
                                                                        $     (246)          $      1,558
                                                                        ==========           ============

NET INCOME/(LOSS) PER LIMITED PARTNERSHIP UNIT                          $    (0.06)          $       0.39
                                                                        ==========           ============

WEIGHTED AVERAGE NUMBER OF LIMITED
PARTNERSHIP UNITS ISSUED AND OUTSTANDING                                 4,000,005              4,000,005
                                                                        ==========           ============

              The accompanying notes are an integral part of these
                          interim financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                         STATEMENTS OF PARTNERS' CAPITAL

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                          GENERAL         LIMITED
                                                                         PARTNERS         PARTNERS          TOTAL
                                                                         --------         --------          -----
                                                                                       (In thousands)
Balance, January 1, 2003                                                $       32     $        2,801    $     2,833

   Net income/(loss)                                                            (2)              (244)          (246)
   Distributions to partners                                                   (16)            (1,600)        (1,616)
   Capital contribution                                                         45                  -             45
                                                                       -----------     --------------    -----------

Balance, September 30, 2003                                             $       59     $          957    $     1,016
                                                                       ===========     ==============    ===========

Balance, January 1, 2002                                                $       34     $        3,024    $     3,058

   Net income                                                                   15              1,543          1,558
                                                                       -----------     --------------    -----------

Balance, September 30, 2002                                             $       49     $        4,567    $     4,616
                                                                       ===========     ==============    ===========

              The accompanying notes are an integral part of these
                          interim financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                                           2003             2002
                                                                                           ----             ----
                                                                                               (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income/(loss)                                                                    $      (246)     $     1,558
   Adjustments to reconcile net income to net cash
   provided by operating activities:
       Loss (gain) on sale of aircraft                                                           50              (91)
       Depreciation and amortization                                                              -              520
       Write-downs                                                                                -              488
       Equity in (deficit)/earnings of MD-81 Trust                                                -              548
   Change in assets and liabilities:
       Other assets                                                                             (14)              16
       Accounts payable and accrued expenses                                                      8              (15)
       Payable to affiliates                                                                      -           (1,751)
       Deferred rental income and deposits                                                        -             (236)
       Maintenance reserves payable                                                               -             (566)
                                                                                        -----------      -----------
         Net cash (used in)/provided by operating activities                                   (202)             471
                                                                                        -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of aircraft                                                               261            1,241
                                                                                        -----------      -----------
         Net cash provided by investing activities                                              261            1,241
                                                                                        -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                                                 (1,616)               -
   Capital contributions                                                                         45                -
                                                                                        -----------      -----------
         Net cash used in financing activities                                               (1,571)               -
                                                                                        -----------      -----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                                          (1,512)           1,712

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              2,599            2,516
                                                                                        -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $     1,087      $     4,228
                                                                                        ===========      ===========

              The accompanying notes are an integral part of these
                          interim financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                                           2003             2002
                                                                                           ----             ----
                                                                                               (In thousands)
SUPPLEMENTAL CASH FLOW INFORMATION:
   Non-Cash Activities:
     Accrued sales proceeds receivable                                                  $        50      $         -
     Application of maintenance reserves to sale of aircraft                                      -              367
     Application of security deposit to sale of aircraft                                          -              150

              The accompanying notes are an integral part of these
                          interim financial statements.

                         PEGASUS AIRCRAFT PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 1. GENERAL

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partners, all adjustments necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant assumptions and estimates relate to useful life and recoverability of the aircraft values. Actual results could differ from such estimates. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2002. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

NOTE 2. AIRCRAFT

         The Partnership's net investment in aircraft as of September 30, 2003 and December 31, 2002 consisted of the following (in thousands):

                                                                                           2003             2002
                                                                                           ----             ----
Aircraft held for sale, at cost                                                         $         -           11,915
Less: Accumulated depreciation                                                                    -           (6,365)
       Write-downs                                                                                -           (5,450)
                                                                                        -----------      -----------
Aircraft, net                                                                           $         -      $       100
                                                                                        ===========      ===========

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

         Vanguard, as have many other airlines, had been adversely affected by events of September 11, 2001. After being denied a loan guarantee for a second time by the Airline Transportation Stabilization Board, Vanguard Airlines suspended flights operations on July 30, 2002, dismissed all but 80 employees and filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Vanguard rejected the lease and returned the MD-81 aircraft to the Partnership on September 30, 2002. At the time of its filing, Vanguard was in arrears to the Trust in the amount of $1,389,000 ($694,500 to the Partnership, for its 50% interest) in rent and reserves. At September 30, 2003, recovery of any amount is unlikely. The Partnership wrote down the value of the aircraft by $1,030,000 for the Trust ($515,000 for the Partnership for its 50% interest) in the third quarter of 2002.

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

         BOEING 727-200. The Boeing 727-200, formerly leased to Discovery Airlines (Sky Trek), was returned in March 2000. During the second quarter 2001, the Partnership took $848,000 of paid-in maintenance reserves relating to the aircraft into income and wrote down the aircraft's value by $1,766,000 to $200,000. During the third quarter of 2002, the Partnership wrote down the aircraft's value to $100,000. During the third quarter of 2003, the Partnership sold the aircraft and engines on September 30, 2003 for $50,000 on an "as-is, where-is" basis, recognizing a loss on sale of $50,000.

         GENERAL. All of the aircraft the Partnership originally owned have been sold.

NOTE 3. TRANSACTIONS WITH AFFILIATES

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

         Accountable General and Administrative Expenses: The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. There were no reimbursable expenses paid to the Administrative General Partner in the nine months ended September 30, 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership owned and managed commercial passenger aircraft and distributes to the partners cash flow generated by operations or asset sales in the current and/or prior periods. In certain situations, the Partnership may retain cash flow from operations to finance authorized capital expenditures, or for general working capital purposes. With the sale of the final aircraft, the Partnership will continue to hold its funds in an interest bearing money-market account. A final distribution of the funds, net of intervening expenses and any other liabilities, is anticipated to be made in mid-2004.

         The Partnership invests working capital and cash flow from operations prior to its distributions to the partners in short-term, highly liquid investments or a fund that invests in such instruments. At September 30, 2003, the Partnership's unrestricted cash and cash equivalents of $1,087,000 were primarily invested in such a fund. This amount was $1,512,000 less than the Partnership's unrestricted cash and cash equivalents at December 31, 2002 of $2,599,000. This decrease in unrestricted cash was primarily attributable to cash distributions made to partners of $1,616,000, offset by an increase in cash received from proceeds of an aircraft sale of $261,000, a capital contribution of $45,000 and cash used in operating activities of $202,000.

         For the nine months ended September 30, 2003 ("2003 Period"), net cash used in operating activities was $202,000, comprised of net loss of $246,000 for the 2003 Period adjusted by changes in assets and liabilities, as discussed below.

         Rent and Other receivables decreased by 81%, or $211,000, due to $261,000 being received from the note receivable from Kitty Hawk for the sale of the Boeing 727-200 in December 2002. This was partially offset by the accrual of sales proceeds receivable of $50,000 for the sale of the Boeing 727-200, formerly leased to Sky Trek, in September 2003.

         Other assets increased during the 2003 Period by 100%, or $14,000, due to a credit refund of insurance premiums.

         Accounts payable and accrued expenses increased by 6%, or $8,000, due to increased accrued expenses.

         Cash flows from investing activities were $261,000 for the 2003 Period, resulting from payments on a note receivable from the sale of the Boeing 727 leased to Kitty Hawk.

         Partnership capital was $1,016,000, a decrease of approximately $1,817,000 or 64% from $2,833,000 at December 31, 2002, as a result of a net loss of $246,000, a distribution to partners of $1,616,000 and a capital contribution of $45,000. A special distribution was declared and paid on August 7, 2003 to Units holders of record as of August 1, 2003, in the amount of $1,616,000.

RESULTS OF OPERATIONS

         The Partnership's net loss was $246,000 for the nine months ended September 30, 2003 (the "2003 Period") and $107,000 for the quarter ended September 30, 2003 (the "2003 Quarter"), respectively, as compared to net income of $1,558,000 for the nine months ended September 30, 2002 (the "2002 Period") and a net loss of $133,000 for the quarter ended September 30, 2002 (the "2002 Quarter"), respectively.

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

         Rentals from operating leases decreased by 100%, or $864,000, from $864,000 for the 2002 Period to zero for the 2003 Period, and by 100%, or $196,000, from $196,000 for the 2002 Quarter to zero for the 2003 Quarter. The Partnership's remaining aircraft had an off lease status during the 2003 Period. This aircraft, a Boeing 727-200 formerly leased to Sky Trek, was sold on September 30, 2003.

         Gain on sale of aircraft decreased by 100%, or $91,000, from $91,000 for the 2002 Period to zero for the 2003 Period as a result of the sale of the Boeing 727 to TNT in the 2002 Period versus the sale of a Boeing 727-200 aircraft, formerly leased to Sky Trek, in the 2003 Period, which was sold for a $50,000 loss. There was no aircraft or equipment sale in the 2002 Quarter versus the sale of a Boeing 727-200 aircraft, as discussed for the 2003 Period.

         Interest income decreased by 67%, or $29,000, from $43,000 for the 2002 Period to $14,000 for the 2003 Period, and by 80%, or $12,000, from $15,000 for the 2002 Quarter to $3,000 for the 2003 Quarter, due to the lower interest rate and a reduction in cash in the 2003 Period and Quarter compared to the 2002 Period and Quarter.

         Equity in deficit of the MD-81 Trust decreased by 100%, or $548,000, from $548,000 for the 2002 Period to zero for the 2003 Period, and by 100%, or $526,000, from $526,000 for the 2002 Quarter to zero for the 2003 Quarter due to the sale of the MD-81 Trust aircraft in October 2002.

         The Partnership recognized revenue of $2,862,000 for the 2002 Period due to the reversal of accrued management fees for the years ending December 31, 2000 and 2001, and the first quarter of 2002. There were no such revenues in the 2003 Period and the 2003 Quarter.

         Other income decreased by 99%, or $912,000, from $917,000 in the 2002 Period to $5,000 in the 2003 Period and decreased by 100%, from $917,000 in the 2002 Quarter to zero in the 2003 Quarter, due to the maintenance reserves from Kitty Hawk being recognized as income in 2002.

         Depreciation decreased by 100%, or $520,000, from $520,000 for the 2002 Period and $130,000 for the 2002 Quarter to zero for both the 2003 Period and the 2003 Quarter. This decrease was primarily due to the off lease status of the remaining aircraft of the Partnership in the 2003 Period and Quarter. This aircraft was sold on September 30, 2003.

         Direct Lease expense decreased by 46%, or $18,000, from $39,000 for the 2002 Period to $21,000 for the 2003 Period, and increased by 100%, or $4,000, from zero for the 2002 Quarter to $4,000 for the 2003 Quarter. The decrease in the 2003 Period was primarily due to the inspection cost of an engine of the Boeing 727-200, formerly leased to Sky Trek in the 2002 Period and the recording of a refund in the 2003 Period and Quarter due to the Partnership for aircraft insurance expense paid in 2002.

ITEM 4. CONTROLS AND PROCEDURES

         The President and Chairman of the Board of Pegasus Aircraft Management Corporation and the President of Air Transport Leasing, Inc. (collectively, the "Certifying Officers") have evaluated the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this report. These disclosure controls and procedures are those controls and procedures which are designed to insure that all the information required to be disclosed by the Partnership in all its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified by the Commission and that the information is communicated to the President and Chairman of the Board of Pegasus Aircraft Management Corporation and the President of Air Transport Leasing, Inc. on a timely basis.

         The Certifying Officers concluded, based on such evaluation, that the Partnership's disclosure controls and procedures were suitable and effective for the Partnership as of the end of the period covered by this report, taking into consideration the size and nature of the Partnership's business and operations. No significant deficiencies or material weaknesses in the controls or procedures were detected, so no corrective actions needed to be taken.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits (numbered in accordance with Item 601 of Regulation
            S-K)

                  31.1     Rule 13a-14(a)/15d-14(a) Certification.

                  31.2     Rule 13a-14(a)/15d-14(a) Certification.

                  32.1     Section 1350 Certification.

                  32.2     Section 1350 Certification.

       (b)  Reports on Form 8-K

                  No reports on Form 8-K were filed by the Registrant during the quarter for which this report is filed.

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

                                            Pegasus Aircraft Partners, L.P.
                                            (Registrant)

                                            By:  Air Transport Leasing, Inc.
                                                 Administrative General Partner

Date November 13, 2003                      By: /s/ CLIFFORD B. WATTLEY
                                                -----------------------
                                                Clifford B. Wattley
                                                President and Director